Form 10-Q
period 1995-03-31
ROBERTS PHARMACEUTICAL CORP
filed 1995-05-12
CIK 853022

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         Commission File Number: 1-10432
March 31, 1995

                      ROBERTS PHARMACEUTICAL CORPORATION
            (Exact name of registrant as specified in its charter)

          NEW JERSEY                                          22-2429994
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

          MERIDIAN CENTER II
          4 INDUSTRIAL WAY WEST
          EATONTOWN, NEW JERSEY                                 07724
(Address of principal executive offices)                     (Zip Code)

             (Registrant's telephone number, including area code:
                               (908) 389-1182)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes X     No
                                                     ----      ----


          Class                                      Outstanding Shares at
                                                        April 27, 1995
       Common Stock                                       18,531,393

                      ROBERTS PHARMACEUTICAL CORPORATION

                                     INDEX
                                                                  PAGE

Part I

      Item 1 - Financial Statements                                2

      Item 2 - Management's Discussion
               and Analysis                                        8

Part II

      Item 6 - Exhibits and Reports on
               Form 8-K                                           11


Signatures

     PART I.  FINANCIAL STATEMENTS


                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                March 31,     December 31,
                                    1995             1994
                                    ----             ----
     ASSETS:

     Current assets:
       Cash and cash equivalents  $11,323          $9,819
       Marketable securities       23,793          26,663
       Accounts receivable, net    20,434          28,882
       Accounts receivable from
         shareholder                1,536           7,256
       Inventory                   24,802          19,797
       Other current assets         3,334           3,784
                                    -----           -----

       Total current assets        85,222          96,201

     Fixed assets, net             16,920          16,800
     Other assets, principally
       acquired intangibles,
       net                        244,999         223,191
                                  -------         -------

       Total assets              $347,141        $336,192
                                 ========        ========

The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (In thousands)

                              March 31,     December 31,
                                  1995             1994
                                  ----             ----
LIABILITIES, AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of
    long-term debt              $34,086         $34,277
  Accounts payable                6,653           6,735
  Other current liabilities      10,339          12,922
                                 ------          ------

  Total current liabilities      51,078          53,934

Long-term debt, excluding
  current installments           36,850          22,411
Other liabilities                   748             718

Shareholders' equity:
  Class B preferred stock,
  $.10 par 10,000,000 shares
  authorized, none issued         - - -           - - -

Common stock, $.01 par,
  50,000,000 shares authorized,
  18,531,393 and 18,370,805
  outstanding                       189             188

Additional paid-in capital      256,481         255,994
Cumulative translation
  adjustments                      (632)           (674)
Retained earnings (deficit)       2,664           3,858
Treasury stock, 387,594 shares
  of common stock, at cost         (237)           (237)

  Total shareholders' equity    258,465         259,129
                                -------         -------

  Total liabilities, and
  shareholders' equity         $347,141        $336,192
                               ========        ========

The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                        For the three months
                                          ended March 31,
                                        1995          1994
                                        ----          ----
Sales and Revenue:
  Sales                              $18,363       $20,388
  Contract research revenue            1,675           667
  Contract research-shareholder          180         4,655
  Other revenue                           11            12
                                     -------       -------

Total sales and revenue               20,229        25,722

Operating costs and expenses:
  Cost of sales                        6,596         5,102
  Cost of contract research            1,236         3,377
  Research & development               2,034         2,273
  Marketing & administration          12,189        10,366
                                     -------       -------

Total operating costs & expenses      22,055        21,118
                                     -------       -------

Operating (loss) income               (1,826)        4,604

Other income (expense):
  Interest income                        496           718
  Interest expense                      (689)       (1,019)
  Other income (expense), net             61            (1)
                                     -------       -------

Total other income(expense)             (132)         (302)

(Loss) income before income taxes     (1,958)        4,302

Benefit (provision) for income taxes     764          (140)
                                     -------       -------

Net (loss) income                    ($1,194)       $4,162
                                     -------       -------

per share of common stock,
  primary and fully diluted:          ($0.06)        $0.23
                                     -------       -------

Weighted average number of
  common shares outstanding,
  primary and fully diluted        18,705,880     18,454,905


The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                               For the three months
                                                  ended March 31,
                                                 1995          1994
                                                 ----          ----
Cash flows from operating activities:          $6,038          $443

Cash flows from investing activities:
  Redemption of marketable securities           2,869         7,078
  Purchases of intangible assets               (2,664)       (3,800)
  Purchases of fixed assets                      (323)         (233)
                                              -------        ------

    Net cash (used in) provided by
      investing activities                       (118)        3,045
                                              -------        ------

Cash flows from financing activities:
  Payments on notes payable and
    long term debt                             (4,878)       (6,894)
  Net proceeds from issuance of
    common stock                                  488           405
                                              -------        ------
     Net cash (used in)
       financing activities                    (4,390)       (6,489)
                                              -------        ------

Exchange rate changes on cash and
     cash equivalents                             (26)          (24)

Change in cash and cash equivalents             1,504        (3,025)
Beginning cash and cash equivalents             9,819         6,071
                                              -------        ------
Ending cash and cash equivalents              $11,323        $3,046
                                              =======        ======

Supplemental cash flow information:
  Interest and dividends received                $496          $718
  Interest paid                                   176           873
  Income taxes paid                             2,019           134
  Contract research receipts from shareholder   5,900         1,358

Non cash activities:
  Present value of notes issued in
    connection with product acquisitions      $18,279       -  -  -
                                              =======



The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------------

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying consolidated financial statements include all necessary adjustments, consisting of normal adjustments, necessary for a fair presentation of results for the periods reported. All dollar amounts are presented in thousands, except per share data.

2.   Acquisitions
     ------------

     In January, 1995, the Company acquired exclusive Canadian rights to market, sell and distribute REPLENS from Columbia Labs., Ltd. The Company's Canadian subsidiary will launch this product later in 1995.

     On February 23, 1995, the Company licensed exclusive U.S. rights to market, sell and distribute NOROXIN, a currently marketed product, from Merck and Company, Inc..

     In March, 1995, the Company acquired inventory, trademarks and other rights to TIGAN in the U.S. and EMINASE throughout the world from SmithKline Beecham.

     Cash paid for these acquisitions amounted to $2.7 million with balances payable through March, 2000.

3.   Inventory
     ---------

     Inventory consists of:

               March 31,                  1995
               ----------------        -------
               Raw Materials           $ 3,362
               Finished Goods           21,440
                                       -------
                                       $24,802
                                       =======

4.   Leases and Other Commitments
     ----------------------------

     The Company leases office space and certain office equipment under operating leases. Minimum rental payments in each of the next five fiscal years required under leases which have initial or remaining lease terms in excess of one year are as follows:

          December 31,

                       1995          $2,810
                       1996           2,146
                       1997           1,556
                       1998           1,301
                       1999           1,069

     The total of the above minimum lease payments has not been reduced by $1,572 which the Company expects to receive in the future under non-cancelable subleases.

     In accordance with several product acquisitions and licensing agreements and subject to certain cancellation rights reserved by the Company, Roberts may be required to purchase inventory or make minimum payments totalling $51,933 through 2001 and make royalty payments totalling $2,000 through 1998.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Three Months Ended March 31, 1995 and 1994


Corporate Revenues
- ------------------

Total revenue for the First Quarter 1995 decreased $5.5 million as compared with
the First Quarter of 1994.   This decrease was the result of $2 million decline
in product revenue and a $3.5 million decline in contract research revenue. The Company believes that the decline in revenue in the First Quarter of 1995 is attributed to several factors, including (1) a decline in demand for its existing pharmaceutical products; (2) the negative impact that the mild 1994 winter weather had on the Company's over-the-counter and prescription cold remedies (3) the diversion of the Company's sales force from the promotion of existing products to allow for sales training related to new product acquisitions; and (4) a reduction in revenues derived from contract research.

Product Sales
- -------------

For the three months ended March 31, 1995, product sales decreased $2 million from $20.4 million to $18.4 million primarily as a result of a decline in demand for its existing products in the U.S. The U.S. product sales decrease was partially offset by the sales results of NOROXIN in the month of March. After including sales of NOROXIN, sales in the U.S. decreased from $15.6 million to $13.1 million. Sales of the Company's Canadian subsidiary decreased from $2.7 million to $2.4 million. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $.8 million to $2.9 million, primarily as a result of 1994 product acquisitions.

Contract Research
- -----------------

For the three months ended March 31, 1995, revenue from contract research decreased $3.5 million to $1.9 million as Phase III clinical research studies for a major shareholder neared completion. With the completion of these studies, the Company expects contract research revenue to decline substantially in 1995 from revenue levels achieved in 1994.

Cost of Sales
- -------------

For the three months ended March 31, 1995, cost of sales amounted to 35.9% of product sales, a 10.9 percentage point increase as compared to the prior year's comparable period. This increase in cost of sales and corresponding decrease in gross profit percentage is primarily the result of the addition of NOROXIN in the current period. With the continued distribution of NOROXIN, the Company expects cost of sales and gross profit, as percentages of product sales, to be similarly impacted for the foreseeable future.

Cost of Contract Research
- -------------------------

Cost of contract research decreased to $1.2 million from $3.4 million incurred in the prior year's comparable period as a result of decreased contract research activity.

Research and Development
- ------------------------

Research and Development expenses decreased $.2 million to $2 million during the three months ended March 31, 1995 as compared to the comparable prior year period. This decrease is due to a reduced level of expenditure in support of the Company's development program for AGRELIN.

Marketing and Administrative Expenses
- -------------------------------------

For the three months ended March 31, 1995, Marketing and Administrative expenses increased $1.8 million from $10.4 million to $12.2 million. Marketing expenses increased $.6 million as a result of promotional activities for new products and the expansion of sales forces in the United States, United Kingdom and Canada. Administrative expenses increased $1.2 million primarily as a result of the Company's 1994 acquisition of Global Nutritional Care, Inc., a non-recurring charge of $.3 million associated with the relocation of the Company's clinical research division, and $.2 million increase in amortization of intangibles related to product and company acquisitions.

Interest Income and Expense
- ---------------------------

Interest income decreased from $.7 million to $.5 million as a result of a decrease in invested marketable securities. Interest expense decreased $.3 million from $1 million primarily as result of a decrease in long term debt as compared to the prior year's comparable period.

Income Taxes
- ------------

For the quarter ended March 31, 1995, the income tax benefit represents a normal statutory rate. For the quarter ended March 31, 1994, the rate was lower than the normal statutory rate due to the recognition of tax benefits associated with operating losses and credits.

Liquidity and Capital Resources
- -------------------------------

For the three months ended March 31, 1995, cash flows from operating activities amounted to $6 million. This resulted from a $12 million decrease in accounts receivables and $2.7 million of non cash charges offset by the Company's net loss and $7.6 million of increased working capital requirements, primarily an increase in finished goods inventory of $4.9 million. Cash flows from operat-ing activities in the comparable 1994 period amounted to $.4 million, resulting primarily from net income and non cash charges offset by working capital requirements due to increased sales levels. As of March 31, 1995, the Company had cash, cash equivalents, and marketable securities of $35.1 million. This balance results primarily from the public offering of Common Stock completed in October, 1993.

The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near term and long-term debt obligations from previous product acquisitions. Based upon its present plans, the Company believes that it may require additional funding in fiscal 1995. If additional funds are required, the Company believes that it has various alternative funding sources including bank debt, private debt financing, equity financing and the sale or licensing of product rights. Cash equivalents and marketable securities currently consist of immediately available money market fund balances and investment grade securities.

Foreign Currency Fluctuations
- -----------------------------

Roberts has subsidiary operations outside of the United States. As a result, Roberts is subject to fluctuations in reported revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar.

Item 6   Exhibits and Reports on Form 8-K
         Reports on Form 8-K


Date of Report        Item
- --------------        ----

01/05/95 The FDA approved the use and sale of PRO-AMATINE tablets under cost recovery regulations.

01/10/95 Roberts Pharmaceutical Corporation's wholly owned Canadian subsidiary, Roberts Pharmaceutical Canada, Inc. is granted exclusive rights to market, sell and distribute REPLENS, a vaginal moisturizer by Columbia Laboratories, Inc.

02/24/95 Roberts Pharmaceutical Corporation signs exclusive marketing, sales and distribution agreement with Merck and Company, Inc. for NOROXIN, a broad spectrum antibiotic.

03/23/95 Roberts Pharmaceutical Corporation announces that a preliminary review of Roberts' sales activity for the first two months of 1995 indicates that sales and profit for the First Quarter of 1995 will be below Fourth Quarter 1994 results.

04/10/95 On April 10, 1995, a shareholders' class action suit was instituted against Roberts Pharmaceutical Corporation and certain of its officers alleging violations of Section 10(b) and 20(a) Securities and Exchange Act of 1934, as amended, and Rule 10b-5. Roberts believes that such allegations are without merit and intends to vigorously defend against them.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ROBERTS PHARMACEUTICAL CORPORATION


                                                      /s/ Anthony P. Maris
Date:  May 12, 1995                           ----------------------------------
                                                  Vice President and Treasurer


                                                      /s/ Anthony P. Maris
Date:  May 12, 1995                           ----------------------------------
                                                    Chief Accounting Officer