Form 10-Q/A
period 1995-03-31
ROBERTS PHARMACEUTICAL CORP
filed 1995-07-12
CIK 853022

           FILED SOLELY TO COMPLY WITH SEC FINANCIAL DATA SCHEDULE
                            REPORTING REQUIREMENTS

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         Commission File Number: 1-10432
 March 31, 1995

                      ROBERTS PHARMACEUTICAL CORPORATION
            (Exact name of registrant as specified in its charter)

        NEW JERSEY                                           22-2429994
(State or other jurisdiction of                         (I.R.S. Employer)
 incorporation or organization)                        Identification No.)

          MERIDIAN CENTER II                                     07724
          4 INDUSTRIAL WAY WEST                               (Zip Code)
          EATONTOWN, NEW JERSEY
(Address of principal executive offices)

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


                                 ROBERTS PHARMACEUTICAL CORPORATION




Date: 7/12/95                       /s/ Anthony P. Maris
                                -----------------------------------
                                     Anthony P. Maris
                               Vice President and Treasurer




Date: 7/12/95                       /s/ Anthony P. Maris
                               -----------------------------------
                                     Anthony P. Maris
                                  Chief Accounting Officer

                   ROBERTS PHARMACEUTICAL CORPORATION

                                 INDEX

                                                                          Page

Part II

        Item 6 -- Exhibit 27 Attached                                       3

Signatures