Form 10-Q
period 1995-06-30
ROBERTS PHARMACEUTICAL CORP
filed 1995-08-10
CIK 853022

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended              Commission File Number:    1-10432
      June 30, 1995

                      ROBERTS PHARMACEUTICAL CORPORATION
            (Exact name of registrant as specified in its charter)

                NEW JERSEY                                     22-2429994
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

               MERIDIAN CENTER II
               4 INDUSTRIAL WAY WEST
               EATONTOWN,  NEW JERSEY                             07724
     (Address of principal executive offices)                   (Zip Code)

             (Registrant's telephone number, including area code:
                               (908)  389-1182)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes X   No
                                                                  ---    ---


                    Class                     Outstanding Shares at
                                                  July 27, 1995
                 Common Stock                      18,520,140

                  ROBERTS PHARMACEUTICAL CORPORATION

                                INDEX

                                                                   Page
     Part  I

              Item 1 - Financial Statements                           2

              Item 2 - Management's Discussion and Analysis           9

     Part  II

               Item 4 - Submission of Matters to a Vote of           12
                        Security Holders

               Item 6 - Exhibits and Reports on Form 8-K             13


     Signatures                                                      14


     PART I.  FINANCIAL STATEMENTS


                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                            June 30,      December 31,
                                                              1995            1994
                                                            --------      ------------
     ASSETS:

     Current assets:
          Cash and cash equivalents                         $ 15,588        $  9,819
          Marketable securities                               19,960          26,663
          Accounts receivable, net                            23,023          28,882
          Accounts receivable from
               shareholder                                     1,716           7,256
          Inventory                                           24,722          19,797
          Net assets held for sale                             2,200
          Other current assets                                 3,387           3,784
                                                            --------        --------

          Total current assets                                90,596          96,201

     Fixed assets, net                                        16,330          16,800
     Other assets, principally
          acquired intangibles, net                          240,725         223,191
                                                            --------        --------
          Total assets                                      $347,651        $336,192
                                                            ========        ========


     The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (In thousands)

                                               June 30,       December 31,
                                                 1995            1994
                                               --------       ------------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of
          long-term debt                       $ 32,437        $ 34,277
     Accounts payable                            11,183           6,735
     Other current liabilities                   19,261          12,922
                                               --------        --------

     Total current liabilities                   62,881          53,934

Long-term debt, excluding
     current installments                        36,478          22,411
Other liabilities                                   685             718

Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, none issued                      - - -           - - -

Common stock, $.01 par,
     50,000,000 shares authorized,
     18,520,140 and 18,370,805
     outstanding                                    189             188

Additional paid-in capital                      256,013         255,994
Cumulative translation adjustments                 (389)           (674)
Retained earnings (deficit)                      (7,969)          3,858
Treasury stock, 387,594 shares
     of common stock, at cost                      (237)           (237)
                                               --------        --------

     Total shareholders' equity                 247,607         259,129
                                               --------        --------
     Total liabilities and
     shareholders' equity                      $347,651        $336,192
                                               ========        ========

The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                                    For the six months      For the three months
                                                       ended June 30,           ended June 30,
                                                       1995       1994         1995       1994
                                                    --------    -------      -------    -------
Sales and Revenue:
     Sales                                           $46,515    $39,411      $30,352    $20,719
     Contract research revenue                         2,665      1,061          990        394
     Contract research-shareholder                       360      7,394          180      2,739
     Other revenue                                        23         22           12         10
                                                    --------    -------      -------    -------

Total sales and revenue                               49,563     47,888       31,534     23,862

Operating costs and expenses:
     Cost of sales                                    18,939      8,984       13,220      4,885
     Cost of contract research                         2,275      5,620        1,039      2,243
     Research & development                            3,600      4,693        1,566      2,420
     Marketing & administration                       23,853     18,391       13,533      9,110
                                                    --------    -------      -------    -------

Total operating costs & expenses                      48,667     37,688       29,358     18,658
                                                    --------    -------      -------    -------

Operating income                                         896     10,200        2,176      5,204

Other income (expense):
     Interest income                                     983      1,451          487        733
     Interest expense                                 (1,619)    (2,028)        (930)    (1,009)
     Other income (expense), net                          24          4           (7)        (1)
                                                    --------    -------      -------    -------

Total other income (expense)                            (612)      (573)        (450)      (277)

Income from continuing operations before
     income taxes                                        284      9,627        1,726      4,927

Benefit (provision) for income taxes                    (110)      (580)        (673)      (286)
                                                    --------    -------      -------    -------
Income from continuing operations                        174      9,047        1,053      4,641

Discontinued operations

     (Loss) from operations of discontinued
     Pronetics  (Homecare) Division, net of
     tax benefits of $652, $289, $451 and $135,
     respectively.                                    (1,009)      (456)        (694)      (212)

     (Loss) on disposal of Pronetics (Homecare)
     Division, net of tax benefits of $995           (10,992)     - - -      (10,992)     - - -
                                                    --------    -------      -------    -------

(Loss) from discontinued operations                  (12,001)      (456)     (11,686)      (212)
                                                    --------    -------      -------    -------

Net (loss) income                                   ($11,827)   $ 8,591     ($10,633)   $ 4,429
                                                    ========    =======      =======    =======
per share of common stock,
     primary and fully diluted:

Net income from continuing operations                  $0.01      $0.49        $0.06      $0.25
Net (loss) from discontinued operations               ($0.64)    ($0.02)      ($0.63)    ($0.01)
                                                    --------    -------      -------    -------
Net (loss) income                                     ($0.63)     $0.47       ($0.57)     $0.24
                                                    ========    =======      =======    =======
Weighted average number of
     common shares outstanding,
     primary and fully diluted                    18,649,093  18,456,506   18,514,493 18,456,506

  The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                For the six months  ended
                                                                          June 30,
                                                                   1995           1994
                                                                 -------        -------
Cash flows from operating activities:                            $ 9,845        $ 2,866

Cash flows from investing activities:
     Redemption of marketable securities                           6,702         15,431
     Purchases of intangible assets                               (2,753)        (8,427)
     Purchases of fixed assets                                      (419)          (376)
     Impact of discontinued operations                                (4)           (32)
                                                                 -------        -------
          Net cash provided by
               investing activities                                3,526          6,596
                                                                 -------        -------

Cash flows from financing activities:
     Payments on notes payable and
          long term debt                                          (8,117)        (8,742)
     Net proceeds from issuance of
          common stock                                               520            396
     Impact of discontinued operations                                (7)          (339)
                                                                 -------        -------
             Net cash (used in)
                  financing activities                            (7,604)        (8,685)
                                                                 -------        -------
Exchange rate changes on cash and
          cash equivalents                                             2            (51)

Change in cash and cash equivalents                                5,769            726
Beginning cash and cash equivalents                                9,819          6,071
                                                                 -------        -------
Ending cash and cash equivalents                                 $15,588        $ 6,797
                                                                 =======        =======

Supplemental cash flow information:
    Interest and dividends received                                 $983        $ 1,451
    Interest paid                                                    523          1,291
    Income taxes paid                                              2,616            375
    Contract research receipts from shareholder                    5,900          3,900

Non cash activities:
    Present value of notes issued  in
       connection with product acquisitions                      $18,279        $ 1,903
    Acquisition of subsidiary; fair value
       of assets acquired                                          - - -          2,205
    Liabilities assumed                                            - - -         (1,705)
    Common stock issued                                            - - -           (500)
                                                                 -------        -------
    Amounts paid                                                   - - -        $ 1,627
                                                                 =======        =======

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying consolidated financial statements include all necessary adjustments, consisting of normal adjustments, necessary for a fair presentation of results for the period reported. All dollar amounts are presented in thousands, except per share data.

2.   Acquisitions
     ------------

     In January, 1995, the Company acquired exclusive Canadian rights to market, sell and distribute REPLENS from Columbia Laboratories, Ltd. The Company's Canadian subsidiary will launch this product later in 1995.

     On February 23, 1995, the Company licensed exclusive U.S. rights to market, sell and distribute NOROXIN, a currently marketed product, from Merck and Company, Inc.

     In March, 1995, the Company acquired inventory, trademarks and other rights to TIGAN in the U.S. and EMINASE throughout the world from SmithKline Beecham.

     In May, 1995, the Company acquired exclusive Canadian rights to market, sell and distribute ADVANTAGE 24 from Columbia Laboratories, Inc. The Company's Canadian subsidiary will launch this product later in 1995.

     Cash paid for these acquisitions amounted to $2.7 million with balances payable through March, 2000.


3.   Inventory
     ---------

     Inventory consists of:
          June 30,                           1995
          --------                         -------
          Raw Materials                    $ 3,387
          Finished Goods                    21,335
                                           -------
            Total                          $24,722
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


5.   Contingency
     -----------

     Two shareholder class action suits, which have been consolidated, have been instituted in the United States District Court for the District of New Jersey against Roberts Pharmaceutical Corporation and certain of its officers for alleged violations of certain federal securities laws. The Company is not able to predict the outcome of this proceeding at this time, and management is not able to determine the amount of the potential liability, if any. Roberts Pharmaceutical believes that it has complied with all of its obligations under the federal securities laws. Roberts Pharmaceutical intends to defend vigorously against the plaintiff's allegations and considers such allegations to be without merit.


6.   Discontinued Operations
     -----------------------

     In August, 1995, the Company decided to seek a buyer for the assets of its Pronetics (Homecare) subsidiaries which are located in New York, New Jersey, North Carolina, and South Carolina. The Company expects the sale of Homecare to be completed within a year and to result in a loss at closing. Accordingly, the Company has charged current operations with the estimated loss on discontinuing Homecare of $10,992, including a provision of $1,931 for operating losses until disposal. The Company has also reclassified its consolidated financial statements to report separately the net assets and operating results of its discontinued operations.

     The Company's loss on discontinued operations includes management's best estimates of the amounts expected to be realized on the sale of Homecare. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in calculating the loss on disposal of Homecare.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Six months ended June 30, 1995 and 1994

Corporate Revenues
------------------

Total revenue for the six months ended June 30, 1995 increased $1.7 million as compared with the first six months of 1994. This increase was the result of a $7.1 million increase in product revenue offset by a $5.4 million decline in contract research revenue. For the quarter ended June 30, 1995, total revenue increased $7.7 million as compared with the Second Quarter of 1994. This increase was the result of a $9.6 million increase in product revenue offset by a $1.9 million decline in contract research revenue.

Product Sales
-------------

For the six months ended June 30, 1995, product sales increased $7.1 million from $39.4 million to $46.5 million primarily as a result of new product acquisitions in the U.S. and United Kingdom in 1995 and 1994. After including sales of TIGAN, EMINASE and NOROXIN, U.S. product sales increased $5.5 million from $30.1 million to $35.6 million. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals Ltd., increased $2 million from $3.6 million to $5.6 million. Sales of the Company's Canadian subsidiary decreased slightly from $5.6 million to $5.4 million.

Product sales in the second quarter increased $9.6 million from the $20.7 million reported for the quarter ended June 30, 1994, primarily as a result of new product acquisitions in both the U.S. and United Kingdom. Product sales in the U.S. increased $8.5 million from $16.2 million to $24.7 million. Sales in the United Kingdom increased $1.1 million from $1.6 million to $2.7 million. Sales in Canada equaled the $2.9 million achieved during the Second Quarter of 1994.

Contract Research
-----------------

For the six months ended June 30, 1995, revenue from contract research decreased $5.4 million to $3 million as Phase III clinical research studies for a major shareholder neared completion. For the quarter ended June 30, 1995, contract research revenue decreased $1.9 million to $1.2 million from $3.1 million as Phase III clinical research studies for a major shareholder neared completion. With the completion of these studies, the Company expects contract research revenue to decline substantially in 1995 from revenue levels achieved in 1994.

Cost of Sales
-------------

For the six months ended June 30, 1995, cost of sales amounted to 40.7% of product sales, a 17.9 percentage point increase as compared to the prior year's comparable period. This increase in cost of sales and corresponding decrease in gross profit percentage is primarily the result of the addition of NOROXIN. For the current period, cost of sales amounted to 43.5% of product sales, a 20 percentage point increase from the Second Quarter of 1994. With the continued distribution of NOROXIN, the Company expects cost of sales and gross profit as percentages of product sales to be similarly impacted for the foreseeable future.

Cost of Contract Research
-------------------------

During the six months ended June 30, 1995, cost of contract research decreased to $2.3 million from $5.6 million incurred in 1994 as a result of decreased contract research activity. For the current period, cost of contract research decreased $1.2 million to $1.0 million as a result of decreased contract research activity.

Research and Development
------------------------

Research and development expenses decreased $1.1 million to $3.6 million during the six months ended June 30, 1995 as compared to the comparable prior year period. For the quarter ended June 30, 1995, research and development expenses decreased $.8 million to $1.6 million from $2.4 million incurred in 1994. Both decreases are due to a reduced level of expenditure required to support the Company's development program for AGRELIN.

Marketing and Administrative Expenses
-------------------------------------

For the six months ended June 30, 1995, Marketing and Administrative expenses increased $5.5 million from $18.4 million to $23.9 million. Marketing expenses increased $1.4 million as a result of promotional activities for new products and the expansion of sales forces in the United States, United Kingdom and Canada. Administrative expenses increased $4.1 million primarily as a result of an increase in support costs associated with promotional activities, a non recurring charge associated with the relocation of the Company's clinical research division, and a $.4 million increase in amortization of intangibles related to product and company acquisitions.

For the quarter ended June 30, 1995, Marketing and Administrative expenses increased $4.4 million from $9.1 million to $13.5 million as administration and support costs increased to accommodate expanded promotional activities as compared to the comparable 1994 period. For the Second Quarter of 1995, intangible amortization increased to $1.7 million, a $.3 million increase from 1994.

Interest Income and Expense
---------------------------

Interest income decreased from $1.5 million to $1 million as a result of a decrease in invested marketable securities. Interest expense decreased $.4 million from $2 million primarily as a result of a decrease in long term debt as compared to the prior year's comparable period.

Income Taxes
------------

For the six months and quarter ended June 30, 1995, the income tax expense represents a normal statutory rate for continuing operations. For the six months and quarter ended June 30, 1994, the rate was lower than the normal statutory rate due to the recognition of tax benefits associated with operating losses and credits.

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 1995, cash flows from operating activities amounted to $9.8 million. This resulted from a $8.5 million decrease in accounts receivables and $16.6 million of non cash charges, including $11 million related to the disposal of Pronetics, offset by the Company's net loss and $3.5 million of increased working capital requirements. Cash flows from operating activities in the comparable 1994 period amounted to $2.9 million, resulting primarily from net income and non cash charges offset by working capital requirements due to increased sales levels. As of June 30, 1995, the Company had cash, cash equivalents, and marketable securities of $35.5 million. This balance results primarily from the public offering of Common Stock completed in October, 1993.

The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near term and long-term debt obligations from previous product acquisitions. Based upon its present plans, the Company believes that it may require additional funding in 1996. If additional funds are required, the Company believes that it has various alternative funding sources including bank debt, private debt financing, equity financing and the sale or licensing of product rights. Cash equivalents and marketable securities currently consist of immediately available money market fund balances and investment grade securities.

Foreign Currency Fluctuations
-----------------------------

Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in reported revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar.

Part I. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On May 24, 1995, the annual meeting of the shareholders of Roberts Pharmaceutical Corporation was held. Two matters were submitted to the shareholders for approval: the election of directors and a proposal to amend the Company's Incentive Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by one million shares.

Nine nominees, namely Robert A. Vukovich, Ph.D., Anthony P. Maris, Anthony A. Rascio, Yale Brozen, Ph.D., Robert W. Loy, Digby Barrios, Akihiko Matsubara, Takao Miyamoto and W. Robert Fowler, M.D. were duly elected as directors of the Company until the next annual meeting of shareholders. Each nominee received at least ninety-six percent of the votes cast in favor of his election. Further results of the voting were as follows:


                             Votes Cast for   Votes
Director                      the Director   Withheld
--------                     --------------  --------

Robert A. Vukovich, Ph.D.        14,285,353   626,005
Anthony P. Maris                 14,253,218   658,140
Anthony A. Rascio                14,287,252   624,106
Robert W. Loy                    14,287,053   624,305
Yale Brozen, Ph.D.               14,284,253   627,105
Digby Barrios                    14,287,953   623,405
Akihiko Matsubara                14,287,916   623,442
Takao Miyamoto                   14,270,849   640,509
W. Robert Fowler, M.D.           14,284,253   627,105

There were no abstentions or broken non-voters in connection with the shareholder vote for the election of directors which occurred at the 1995 Annual Meeting of Shareholders.

The proposal to amend the Company's Incentive Stock Option Plan to increase the number of shares of the Company's Common stock reserved for issuance thereunder by one million shares was approved by the Company's shareholders. 9,513,201 shares of the Company's Common Stock voted in favor of the amendment to the Incentive Option Plan, 1,450,589 shares of the Company's Common stock voted against the amendment, 54,958 shares of the Company's Common stock abstained from voting, and 3,892,610 shares of the Company's Common stock were not voted by brokers. The amendment to the Company's Incentive Option Plan received eighty-seven percent of the votes cast.

No other matters were voted upon at the shareholders meeting.

Item 6    Exhibits and Reports on Form 8K
          Reports on Form 8K


Date of Report      Item
--------------      ----

05/31/95 Roberts Pharmaceutical Corporation announces that based on preliminary information for two months, operating results for the Second Quarter of 1995 are expected to be at, or about break even, and below the estimates of the security analysts following the Company. Earnings for all of 1995 are also expected to be below street estimates.


07/5/95 On June 26, 1995, a shareholders' class action suit was instituted against Roberts Pharmaceutical Corporation and certain of its officers alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5. Roberts believes that such allegations are without merit and intends to defend vigorously against them.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


            8/9/95                        /s/ A. P. Maris
Date: _____________________        ____________________________
                                          Anthony P. Maris
                                   Vice President and Treasurer

            8/9/95                        /s/ A. P. Maris
Date: _____________________        ____________________________
                                          Anthony P. Maris
                                     Chief Accounting Officer