Form 10-Q
period 1995-09-30
ROBERTS PHARMACEUTICAL CORP
filed 1995-11-13
CIK 853022

                                  FORM  10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                  Commission File Number: 1-10432
      September 30, 1995

                      ROBERTS PHARMACEUTICAL CORPORATION
            (Exact name of registrant as specified in its charter)

                NEW JERSEY                                       22-2429994
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

               MERIDIAN CENTER II
               4 INDUSTRIAL WAY WEST
               EATONTOWN,  NEW JERSEY                                07724
     (Address of principal executive offices)                   (Zip Code)

             (Registrant's telephone number, including area code:
                               (908)  389-1182)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---  ---
                   Class                               Outstanding Shares at
                                                         October 27, 1995
                Common Stock                                18,531,240

                  ROBERTS PHARMACEUTICAL CORPORATION

                                INDEX

                                                                   Page

     Part  I

              Item 1 - Financial Statements                           2

              Item 2 - Management's Discussion and Analysis           9

     Part  II

               Item 1 - Legal Proceedings                            12

               Item 6 - Exhibits and Reports on Form 8-K             13


     Signatures                                                      14

PART I.FINANCIAL STATEMENTS

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                      September 30,         December 31,
                                              1995                 1994
                                             -----                -----
ASSETS:

Current assets:
     Cash and cash equivalents            $ 10,913             $  9,819
     Marketable securities                  20,996               26,663
     Accounts receivable, net               32,445               28,882
     Accounts receivable from
          shareholder                        1,200                7,256
     Inventory                              22,632               19,797
     Net assets held for sale                2,200                - - -
     Other current assets                    4,109                3,784
                                             -----                -----

     Total current assets                   94,495               96,201

Fixed assets, net                           16,158               16,800
Other assets, principally
     acquired intangibles, net             238,961              223,191
                                           -------              -------

     Total assets                         $349,614             $336,192
                                          ========             ========


The accompanying notes are an integral part of these financial statements.

                                          ROBERTS PHARMACEUTICAL CORPORATION
                                        CONSOLIDATED BALANCE SHEETS (Continued)
                                                    (In thousands)
                                                      (Unaudited)

                                            September 30,    December 31,
                                                     1995            1994
                                            -------------    ------------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of
          long-term debt                         $ 45,302        $ 34,277
     Accounts payable                              18,586           6,735
     Other current liabilities                     20,541          12,922
                                                 --------        --------
     Total current liabilities                     84,429          53,934

Long-term debt, excluding
     current installments                          16,197          22,411
Other liabilities                                     595             718

Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, none issued                        - - -           - - -

Common stock, $.01 par,
     50,000,000 shares authorized,
     18,530,490 and 18,370,805
     outstanding                                      189             188

Additional paid-in capital                        256,183         255,994
Cumulative translation adjustments                   (104)           (674)
Retained earnings (deficit)                        (7,638)          3,858
Treasury stock, 387,594 shares
     of common stock, at cost                        (237)           (237)
                                                 --------        --------
     Total shareholders' equity                   248,393         259,129
                                                 --------        --------
     Total liabilities and
     shareholders' equity                        $349,614        $336,192
                                                 ========        ========

The accompanying notes are an integral part of these financial statements.

                                                                          ROBERTS PHARMACEUTICAL CORPORATION
                                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         (In thousands except per share data)
                                                                                       (Unaudited)

                                                                  For the nine months           For the three months
                                                                  ended September 30,            ended September 30,
                                                                  1995           1994           1995          1994
                                                             ------------     ----------     ----------    ----------
Sales and Revenue:
     Sales                                                       $ 80,824        $67,232        $34,309       $27,821
     Contract research revenue                                      3,218          1,889            553           828
     Contract research-shareholder                                    531          7,445            171            51
     Other revenue                                                     35             33             12            11
                                                                 --------        -------        -------       -------

Total sales and revenue                                            84,608         76,599         35,045        28,711

Operating costs and expenses:
     Cost of sales                                                 37,337         15,136         18,398         6,152
     Cost of contract research                                      2,918          7,936            643         2,316
     Research & development                                         5,329          7,189          1,729         2,496
     Marketing & administration                                    37,310         28,094         13,457         9,703
                                                                 --------        -------        -------       -------
Total operating costs & expenses                                   82,894         58,355         34,227        20,667
                                                                 --------        -------        -------       -------
Operating income                                                    1,714         18,244            818         8,044

Other income (expense):
     Interest income                                                1,520          2,188            537           737
     Interest expense                                              (2,463)        (3,032)          (844)       (1,004)
     Other income (expense), net                                       54              6             30             2
                                                                 --------        -------        -------       -------
Total other income (expense)                                         (889)          (838)          (277)         (265)

Income from continuing operations before
     income taxes                                                     825         17,406            541         7,779

Benefit (provision) for income taxes                                 (320)        (2,987)          (210)       (2,407)
                                                                 --------        -------        -------       -------
Income from continuing operations                                     505         14,419            331         5,372

Discontinued operations

     (Loss) from operations of discontinued Pronetics
     (Homecare) Division, net of tax benefits of
     $652, $584, $0 and $295, respectively.                        (1,009)          (913)         - - -          (457)

     Estimated (Loss) on disposal of Pronetics
     (Homecare) Division, net of tax benefits of $995.            (10,992)         - - -          - - -         - - -
                                                                 --------        -------        -------       -------
(Loss) from discontinued operations                               (12,001)          (913)             0          (457)
                                                                 --------        -------        -------       -------
Net (loss) income                                                ($11,496)       $13,506           $331        $4,915
                                                                 ========        =======        =======       =======
per share of common stock, primary and fully diluted:

Net income from continuing operations                               $0.03          $0.78          $0.02         $0.29
Net (loss) from discontinued operations                            ($0.64)        ($0.05)         - - -        ($0.02)
                                                                 --------        -------        -------       -------
Net (loss) income                                                  ($0.62)         $0.73          $0.02         $0.27
                                                                 ========        =======        =======       =======
Weighted average number of common shares
     outstanding, primary and fully diluted:                   18,646,636     18,467,396     18,604,968    18,467,396

The accompanying notes are an integral part of these financial statements.

                                        ROBERTS PHARMACEUTICAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                               For the nine months ended
                                                      September 30,
                                                 1995             1994
                                                -------          -------
Cash flows from operating activities:           $14,572           $3,111
Cash flows from investing activities:
     Redemption of marketable securities          5,666           35,456
     Purchases of intangible assets              (2,802)         (12,867)
     Purchases of fixed assets                     (434)            (584)
     Impact of discontinued operations               (7)             (80)
                                                -------          -------
          Net cash provided by
               investing activities               2,423           21,925
                                                -------          -------
Cash flows from financing activities:
     Payments on notes payable and
          long term debt                        (16,631)         (26,478)
     Net proceeds from issuance of
          common stock                              690              416
     Impact of discontinued operations               (7)            (732)
                                                -------          -------
             Net cash (used in)
                  financing activities          (15,948)         (26,794)
                                                -------          -------
Exchange rate changes on cash and
          cash equivalents                           47              (50)

Change in cash and cash equivalents               1,094           (1,808)
Beginning cash and cash equivalents               9,819            6,071
                                                -------          -------
Ending cash and cash equivalents                $10,913           $4,263
                                                =======          =======


Supplemental cash flow information:
    Interest and dividends received              $1,520           $2,188
    Interest paid                                 2,364            2,582
    Income taxes paid                             2,624              484

Non cash activities:
    Present value of notes issued  in
       connection with product acquisitions     $18,279           $5,992
    Acquisition of subsidiary; fair value
       of assets acquired                         - - -            2,535
    Liabilities assumed                           - - -             (367)
    Common stock issued                           - - -             (500)
                                                -------          -------
    Amounts paid                                  - - -           $1,668
                                                =======          =======

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying consolidated financial statements include all necessary adjustments, consisting of normal adjustments, necessary for a fair presentation of results for the period reported. All dollar amounts are presented in thousands, except per share data. Certain revenue amounts previously reported in the September 1994 Financial Statements have been reclassified. (See Note 8.)

2.   Acquisitions
     ------------

     In January, 1995, the Company acquired exclusive Canadian rights to market, sell and distribute REPLENS from Columbia Laboratories, Ltd. The Company's Canadian subsidiary launched this product in August, 1995.

     On February 23, 1995, the Company licensed exclusive U.S. rights to market, sell and distribute NOROXIN, a currently marketed product, from Merck and Company, Inc.

     In March, 1995, the Company acquired inventory, trademarks and other rights to TIGAN in the U.S. and EMINASE throughout the world from SmithKline Beecham.

     In May, 1995, the Company acquired exclusive Canadian rights to market, sell and distribute ADVANTAGE 24 from Columbia Laboratories, Inc. The Company's Canadian subsidiary will launch this product in early 1996.

     Cash paid for these acquisitions amounted to $2.8 million with balances payable through March, 2000.


3.   Inventory
     ---------

     Inventory consists of:

          September 30,                      1995
          -------------                    -------
          Raw Materials                    $ 3,474
          Finished Goods                    19,158
                                           -------
            Total                          $22,632
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

     The total of the above minimum lease payments has not been reduced by $1.6 million which the company expects to receive in the future under non-cancelable subleases.

     In accordance with several product acquisitions and licensing agreements and subject to certain cancellation rights reserved by the Company, Roberts may be required to purchase inventory or make minimum payments totalling $51.9 million through 2001 and make royalty payments totalling $2 million through 1998.


5.   Long Term Debt
     --------------

     The Company previously reported in Note 7 to its Consolidated Financial Statements for the year ended December 31, 1994 that principal payments on the $56.7 million of long term debt outstanding at December 31, 1994, would be $34.3 million in 1995 and $20.6 million in 1996. In consideration of certain information being furnished by the Company to the seller of certain product rights to the Company, $8 million due in 1995 is now required to be paid in 1996 and the principal payments in 1995 and 1996 will be reduced and increased, respectively, by that amount.


6.   Contingency
     -----------

     A shareholder class action suit has been instituted in the United States District Court for the District of New Jersey against Roberts Pharmaceutical Corporation and certain of its officers for alleged violations of certain federal securities laws. The Company is not able to predict the outcome of this proceeding at this time, and management is not able to determine the amount of the potential liability, if any. Roberts Pharmaceutical believes that it has complied with all of its obligations under the federal securities laws. Roberts Pharmaceutical intends to defend vigorously against the plaintiff's allegations and considers such allegations to be without merit.


7.   Discontinued Operations
     -----------------------

     In August, 1995, the Company decided to seek a buyer for the assets of its Pronetics (Homecare) subsidiaries which are located in New York, New Jersey, North Carolina, and South Carolina. The Company expects the sale of Homecare to be completed within a year and to result in a loss at closing. Accordingly, the Company has charged current operations with the estimated loss on discontinuing Homecare of $10.9 million, including a provision of $1.9 million for operating losses until disposal of which $.4 million has been utilized in the Third Quarter. The Company has also reclassified its consolidated financial statements to report separately the net assets expected to be realized and operating results of its discontinued operations.

     The Company's loss on discontinued operations includes management's best estimates of the amounts expected to be realized on the sale of Homecare. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in calculating the loss on disposal of Homecare.


8.   Quarterly Results of Operations
     -------------------------------

     The Company previously reported in Note 16 to its Consolidated Financial Statements for the year ended December 31, 1994 that its net earnings for the Third Quarter of 1994 of $4.9 million included a $2.7 million charge against revenues and a $1.0 increase in general and administrative expenses resulting from an increase in estimated reserves for contracts with a related party. As a result, operating income and net income were reduced by approximately $3.7 million and $2.6 million, respectively. The $2.7 million charge was taken against product revenue and has been reclassified to contract research revenue. As a result of this reclassification, product revenue and contract research revenue for the Third Quarter of 1994 were increased and decreased, respectively, by $2.7 million.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Nine months ended September 30, 1995 and 1994

Corporate Revenues
------------------

Total revenue for the nine months ended September 30, 1995 increased $8 million as compared with the first nine months of 1994. This increase was the result of a $13.6 million increase in product revenue offset by a $5.6 million decrease in contract research revenue. For the quarter ended September 30, 1995, total revenue increased $6.3 million as compared with the Third Quarter of 1994. This increase was the result of a $6.5 million increase in product revenue offset by a $.2 million decrease in contract research revenue. (See Note 8.)

Product Sales
-------------

For the nine months ended September 30, 1995, product sales increased $13.6 million from $67.2 million to $80.8 million primarily as a result of new product acquisitions in the U.S. and United Kingdom in 1995 and 1994. After including sales of TIGAN, EMINASE and NOROXIN, U.S. product sales increased $12.1 million from $52 million to $64.1 million. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals Ltd., increased $2 million from $6.7 million to $8.7 million. Sales of the Company's Canadian subsidiary decreased slightly from $8.5 million to $7.9 million. (See Note 8.)

Product sales in the third quarter increased $6.5 million from the $27.8 million reported for the quarter ended September 30, 1994, primarily as a result of new product acquisitions in both the U.S. and United Kingdom. Product sales in the U.S. increased $6.7 million from $21.9 million to $28.6 million. Sales in the United Kingdom increased $.1 million from $3.1 million to $3.2 million. Sales in Canada decreased $.3 million from the Third Quarter of 1994. (See Note 8.)

Contract Research
-----------------

For the nine months and the quarter ended September 30, 1995, revenue from contract research decreased $5.6 million to $3.7 million and $.2 million to $.7 million, respectively, as Phase III clinical research studies for a major shareholder neared completion. (See Note 8.) With the completion of these studies, contract research revenue will decline substantially in 1995 from revenue levels achieved in 1994.

Cost of Sales
-------------

For the nine months ended September 30, 1995, cost of sales amounted to 46.2% of product sales, a 23.7 percentage point increase as compared to the prior year's comparable period. This increase in cost of sales and corresponding decrease in gross profit percentage is primarily the result of the addition of NOROXIN. For the current period, cost of sales amounted to 53.6% of product sales, a 31.5 percentage point increase from the Third Quarter of 1994. (See
Note 8.) With the continued distribution of NOROXIN, the Company expects cost of sales and gross profit as percentages of product sales to be similarly impacted for the foreseeable future.

Cost of Contract Research
-------------------------

During the nine months ended September 30, 1995, cost of contract research decreased to $2.9 million from $7.9 million incurred in 1994 as a result of decreased contract research activity. For the current period, cost of contract research decreased $1.7 million to $.6 million as a result of decreased contract research activity.

Research and Development
------------------------

Research and development expenses decreased $1.9 million to $5.3 million during the nine months ended September 30, 1995 as compared to the comparable prior year period. For the quarter ended September 30, 1995, research and development expenses decreased $.8 million to $1.7 million from $2.5 million incurred in 1994. Both decreases are due to a reduced level of expenditure required to support the Company's development program for AGRELIN.

Marketing and Administration Expenses
-------------------------------------

For the nine months ended September 30, 1995, Marketing and Administration expenses increased $9.2 million from $28.1 million to $37.3 million. Marketing expenses increased $3.3 million as a result of promotional activities for new products and the expansion of sales forces in the United States, United Kingdom and Canada. Administration expenses increased $5.9 million primarily as a result of an increase in personnel costs associated with and the relocation of the Company's contract research division of $1.5 million, an increase in legal and professional fees, insurance, bad debt, charitable product contributions, distribution expenses, and other corporate support costs totalling $3.7 million, and a $.7 million increase in amortization of intangibles related to product acquisitions.

For the quarter ended September 30, 1995, Marketing and Administration expenses increased $3.7 million from $9.7 million to $13.4 million as administration and support costs increased to accommodate expanded promotional activities as compared to the comparable 1994 period. For the Third Quarter of 1995, intangible amortization increased to $1.8 million, a $.3 million increase from 1994.

Interest Income and Expense
---------------------------

Interest income decreased from $2.2 million to $1.5 million as a result of a decrease in invested marketable securities. Interest expense decreased $.6 million from $3 million primarily as a result of a decrease in long term debt as compared to the prior year's comparable period.

Income Taxes
------------

For the nine months and quarter ended September 30, 1995, the income tax expense represents a normal statutory rate for continuing operations. For the nine months and quarter ended September 30, 1994, the rate was lower than the normal statutory rate due to the recognition of tax benefits associated with operating losses and credits.

Liquidity and Capital Resources
-------------------------------

For the nine months ended September 30, 1995, cash flows from operating activities amounted to $14.6 million. This resulted from a $11.7 million increase in accounts payable and $18.9 million of non cash charges, including $11 million related to the disposal of Pronetics, offset by the Company's net loss and $4.5 million of increased working capital requirements. Cash flows from operating activities in the comparable 1994 period amounted to $3.1 million, resulting primarily from net income and non cash charges offset by working capital requirements due to increased sales levels. As of September 30, 1995, the Company had cash, cash equivalents, and marketable securities of $31.9 million. This balance results primarily from the public offering of Common Stock completed in October, 1993.

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

Item 1.   Legal Proceedings

     The Company previously reported in its Current Reports on Form 8-K dated April 10, 1995 and June 26, 1995, respectively, and its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, that two shareholder class action suits had been instituted against it and certain of its officers in the United District Court for the District of New Jersey. The second suit filed by Dieter Zander has been voluntarily dismissed by the plaintiff. The first complaint, as amended, was filed by Grace Cowit on behalf of all persons who purchased shares of the Company's common stock between November 7, 1994 and May 31, 1995.

Item 6    Exhibits and Reports on Form 8K
          Reports on Form 8K


Date of Report      Item
--------------      ----

08/21/95 Roberts Pharmaceutical Corporation announces the discontinuance of its Homecare Division and its Medical Products Division. The Company plans to also divest certain of its non-core prescription and non-prescription products. The Company states that it is engaging in a more focused utilization of resources to optimize growth.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      11/10/95            /s/ Anthony P. Maris
        -------------------   ---------------------------------
                                   Anthony P. Maris
                               Vice President and Treasurer


Date:      11/10/95            /s/ Anthony P. Maris
        -------------------   ---------------------------------
                                   Anthony P. Maris
                                Chief Accounting Officer