Form 10-K
period 1995-12-31
ROBERTS PHARMACEUTICAL CORP
filed 1996-03-29
CIK 853022

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995
                         or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 1-10432
------------------------------

                      ROBERTS PHARMACEUTICAL CORPORATION
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                 22-2429994
 ------------------------------------       -----------------------------
 (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

    Meridian Center II
  4 Industrial Way West
      Eatontown, New Jersey                              07724
 ----------------------------------          -----------------------------
     (Address of principal                              Zip Code
     executive offices)

                        Registrant's telephone number,
                     including area code:  (908) 389-1182

Securities registered pursuant to Section 12(b) of the Act:

                               Name of each exchange
Title of each class             on which registered
-------------------          -------------------------

     None                        Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
    ______________________________________________________________________
                               (Title of class)

    ______________________________________________________________________
                               (Title of class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock, $.01 par value per share (the "Common Stock"), of the Registrant held by non-affiliates of the Registrant, as determined by reference to the last sale price of the Common Stock as reported on the Automated Quotation System of the National Association of Securities Dealers, Inc., National Market System ("NASDAQ National Market System"), as of March 22, 1996, was $238,183,538.

     As of March 22, 1996, the number of outstanding shares of Common Stock was 18,545,890.

  Documents incorporated by             Part of Form 10-K into which
  reference into this report            document is incorporated
  ------------------------------        ------------------------------

     Proxy Statement for the             Part III
     Annual Meeting of Shareholders
     to be held in May 1996.

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     Roberts Pharmaceutical Corporation (the "Company") is an international pharmaceutical company which licenses, acquires, develops and commercializes post-discovery drugs in selected therapeutic categories. The Company was incorporated under the laws of the State of New Jersey in 1982 and commenced operations in 1983. In 1988, its name was changed to Roberts Pharmaceutical Corporation from VRG International, Inc. The Company's executive offices are located at Meridian Center II, 4 Industrial Way West, Eatontown, New Jersey 07724, and its telephone number is (908) 389-1182. As used herein, the term the "Company" refers to Roberts Pharmaceutical Corporation and its subsidiaries unless the context indicates otherwise.

     During the past year, the Company experienced a period of transition with respect to the development of its business. In order to achieve a more focused utilization of the Company's resources in its core business of licensing, acquiring, developing and selling prescription drugs, the Company has developed a plan to divest most of its nonprescription pharmaceutical products, certain of its nonperforming prescription pharmaceutical products, and certain of its nonpharmaceutical operations. See "Item 1(c) Description of Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." During the past year, the Company completed certain acquisitions of prescription pharmaceutical products which affected the Company's decision to refocus on its core business activities and to discontinue certain business operations which the Company believes are unrelated to its objective of growing and developing an international pharmaceutical company. See "Item 1(c) Description of Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For the fiscal years ended December 31, 1993, 1994 and 1995, the Company engaged in business in two industry segments: Product Sales and Contract Clinical Research. In March 1996, the Company announced the adoption of a plan to discontinue and divest the businesses comprising the Contract Clinical Research Segment, and the Company expects the sale of these business operations to be completed before December 1996. In the foreseeable future, the Company anticipates engaging in business mainly in the Product Sales industry segment. See "Notes to Consolidated Financial Statements - Note 16."

(c)  DESCRIPTION OF BUSINESS

     The Company was founded to take advantage of the large and growing opportunity to license, acquire, develop and commercialize post-discovery drugs in selected therapeutic categories. The Company has organized its drug development, acquisition and marketing activities to focus on late-stage development drugs in Phase II or Phase III clinical trials and currently marketed prescription pharmaceutical products which (i) do not meet the strategic objectives or profit thresholds of larger pharmaceutical companies or
(ii) are made available by government agencies and research institutions. The therapeutic categories targeted by the Company are Cardiovascular, Respiratory, Gynecology/Endocrinology, Urology, Oncology and Gastroenterology.

  The Company currently markets approved pharmaceutical products in the United States, Canada, the United Kingdom, Ireland, the Benelux countries and several other European countries. The Company has operating subsidiaries in the United States, Canada and the United Kingdom. The Company has determined not to establish a separate operating subsidiary in France and will instead attempt to conduct its business in France through a licensing agreement with a company operating in France.

     The Company has a broad product portfolio with two New Drug Applications ("NDAs") pending with the U.S. Food and Drug Administration (the "FDA"). PROAMATINE(TM) has an NDA pending for orthostatic hypotension, a condition of low blood pressure. PROAMATINE is also in Phase II trials for stress urinary incontinence. AGRELIN(R) has an NDA pending for thrombocytosis, a condition of excessive platelet production. The Company has five additional late-stage development products. These products are MAXIVENT(R), in Phase III trials for asthma; SOMAGARD(R), in Phase III trials for central precocious puberty and prostate cancer, and in a Phase II stage of development for endometriosis; DIRAME(R) in Phase III trials for pain management; RADINYL, in Phase III trials as a radiosensitizer; and STANATE(TM), in Phase II/III trials for neonatal jaundice. The Company has obtained approval to sell PROAMATINE for the treatment of orthostatic hypotension in Ireland (under the name MIDON(R)) and in Canada (under the name AMATINE(R)), and has obtained approval to sell SOMAGARD for the treatment of central precocious puberty in the United Kingdom and for the treatment of prostate cancer in Ireland.

     During the initial stages of the growth and development of its business, the Company has marketed and sold certain over-the-counter nonprescription pharmaceuticals, particularly cough and cold and gastro-intestinal products.
See "Nonprescription Pharmaceutical Products." The Company has also engaged in certain other diversified nonpharmaceutical business activities, such as providing home and outpatient medical care, marketing and selling medical products to industrial companies, and conducting clinical research for other pharmaceutical companies with respect to the safety and efficacy of their products. See "Homecare and Medical Products" and "Contract Clinical Research." While sales of nonprescription pharmaceutical products and the operations of the nonpharmaceutical businesses have played important roles in the initial stages of the growth and development of the Company, the Company has determined that a continuation of this diversity of operations is inconsistent with its objective of consolidating its resources in order to focus the Company's business operations on licensing, acquiring, developing, marketing and selling prescription pharmaceutical products. Accordingly, in August 1995, the Company announced its decision to divest and seek purchasers for certain non-core business activities, including certain nonprescription pharmaceuticals, certain nonperforming prescription pharmaceuticals, and its home care and medical products divisions ("Homecare"). See "Nonprescription Pharmaceutical Products," "Homecare and Medical Products" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." Further, in March 1996, the Company announced its decision to discontinue and divest the Company's clinical research business operations, which are conducted through its subsidiary VRG International, Inc. ("VRG"), as a result of (i) the desire to focus the Company's resources on prescription pharmaceuticals, (ii) the substantial reduction of clinical research work under contract as a result of the completion of the clinical research studies under the agreements with Yamanouchi U.S.A. Inc., and (iii) the absence of any other significant clinical research contracts, coupled with the fact that contract clinical research operations are now more highly dependent for customers on other pharmaceutical companies which the Company believes have been hesitant to contract with it since such firms view the Company as a rival and competitor. See "Contract Clinical Research" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations."

                               BUSINESS SEGMENTS

     Over the past several years, the Company has operated in two business segments: Product Sales and Contract Clinical Research. However, in connection with the adoption by the Company of the plan to discontinue and divest the Contract Clinical Research segment, and the expected sale of such operations before December 1996, the Company anticipates, in the foreseeable future, that its business operations will focus almost entirely on Product Sales. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." A detailed description of each of the Product Sales and Contract Clinical Research business segments is set forth below.

PRODUCT SALES SEGMENT

 PRESCRIPTION PHARMACEUTICAL PRODUCTS

     As the Company reaches a new phase in its development and growth as a pharmaceutical company, the Company plans to concentrate its business operations primarily on licensing, acquiring, developing, marketing and selling prescription pharmaceutical products. To enhance the Company's presence in its targeted therapeutic categories, the Company has acquired marketed prescription pharmaceutical products from various pharmaceutical companies. These product lines generate cash flow, which contributes partial financial support to the Company's drug development activities, and provide enhanced product sales opportunities for the Company's sales force. In addition, the sale of prescription pharmaceutical products has enabled the Company to establish marketing channels in its targeted therapeutic categories which the Company expects to use to market its late-stage development products after such products are approved for sale.

     Over the last five years, the Company has acquired the United States and/or foreign product rights for many prescription pharmaceutical products from various pharmaceutical manufacturers such as Pharmacia-Upjohn, Inc., Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Glaxo Canada, Inc. ("Glaxo Canada"), Du Pont Merck Pharmaceutical Company ("Du Pont Merck"), Merck and Co., Inc. ("Merck"), Wyeth/Ayerst, G.D. Searle & Co. ("G.D. Searle") and SmithKline Beecham plc ("SmithKline Beecham"). Certain of these products are: CHERACOL(R) (with codeine), a cough/cold product, FURACIN(R), for burn wounds and skin graft infections, FUROXONE(R), for diarrhea, DUVOID(R), for treatment of urinary retention, MEPTID(R), an analgesic, BARATOL(R), for use in treatment of hypertension and peripheral circulatory disorders, ISORDIL(R), an anti-anginal agent, COMHIST(R), for treatment of allergies, QUIBRON(R), a bronchodilator drug used for asthma, PRO-BANTHINE(R), an antispasmodic drug, NORETHIN(TM), an oral contraceptive agent, ETHMOZINE(R) and NORPACE(R), antiarrhythmic cardiovascular drugs, TRANDATE(R), an anti-hypertensive agent, BETNOVATE(R), a dermatological product, SALUTENSIN(R), SALURON(R) and NITRODISC(TM), cardiovascular products, FLORINEF(R), for adrenocortical insufficiency, MUCOMYST(R), for abnormal mucous secretion, K-LYTE(R), for potassium depletion, ELTROXIN(TM), a thyroid drug used for treatment of hypothyroidism, MAXOLON(R), a gastro-intestinal agent used for treatment of nausea and vomiting associated with cancer chemotherapy, MINTEC(R), a gastro-intestinal drug used for symptomatic relief of irritable bowel and spastic colon syndromes in adults, and ESTRACE(R), a line of estrogen replacement therapy products used for symptomatic relief of menopausal symptoms and for the prevention of osteoporosis.

     In February 1995, the Company entered into an exclusive marketing, sales and distribution agreement with Merck whereby the Company was appointed the exclusive distributor in the United States of the product NOROXIN(R), an antibiotic used for the treatment of urinary tract infections. The agreement is for an initial term of five years and may be extended for an additional two year period upon agreement of the parties. In connection with this arrangement, the Company has agreed to increase its domestic professional sales force significantly. See "Marketing." The agreement requires that the Company purchase all its requirements of finished goods from Merck at agreed upon prices and requires the Company to guaranty certain minimum payments to Merck. These minimum payments decrease over the term of the agreement. In addition, the agreement requires the Company to make additional payments to Merck based upon sales levels achieved. The Company commenced the marketing, sale and physical distribution of NOROXIN under the Company's label and trade dress in April 1995.

     In March 1995, the Company agreed to pay $29.5 million to SmithKline Beecham to acquire the United States rights to TIGAN(R), a drug used to control nausea and vomiting, and the worldwide rights to EMINASE(R), a thrombolytic agent used in the treatment of acute myocardial infarction to dissolve blood clots obstructing coronary arteries. The purchase price is to be paid out over a five year period and includes inventories, trademarks, NDAs, product licenses, product know-how, customer lists and marketing materials. SmithKline Beecham has agreed to manufacture the products for the Company and to provide certain other services to the Company. From late 1994 until the date of acquisition of these products, the Company was the exclusive distributor of TIGAN and EMINASE pursuant to distribution agreements with SmithKline Beecham.

 NONPRESCRIPTION PHARMACEUTICAL PRODUCTS

     In order to facilitate the growth of the Company's business, the Company has always focused a part of its operations on the acquisition, marketing and sale of nonprescription pharmaceutical products. The Company also actively engaged in the development of product line extensions for certain of its nonprescription pharmaceuticals. For example, the Company extended its CHERACOL product line to include CHERACOL(R) Nasal Spray, CHERACOL(R) Throat Spray and CHERACOL(R) Throat Discs, and its PROCORT(TM) product line to include PROCORT 1% Maximum Strength and PROCORT 1% Spray. Some of the nonprescription pharmaceutical products acquired from various pharmaceutical companies and marketed by the Company are CHERACOL D(R) and CHERACOL PLUS(R), cough/cold products, HALTRAN(R), an analgesic, ENTROTABS(R) and ENTEROSAN(R), gastro-intestinal products, COLACE(R) and PERI-COLACE(R), used in the treatment of gastro-intestinal disorders, SQUIBB(R) mineral oil, SQUIBB(R) Glycerin Suppositories and SQUIBB(R) Cod Liver Oil.

     In August 1995, the Company identified the nonprescription pharmaceuticals as a non-core business activity and made the decision to divest these products, except for COLACE and PERI-COLACE which are well known, high volume products that do not require significant promotional outlays to establish and maintain consumer brand recognition and the demand for which is not susceptible to uncontrollable seasonal factors.

  LATE-STAGE DEVELOPMENT PRODUCTS

     The Company has a portfolio of seven late-stage development products. Rights to these late-stage development products were acquired by the Company after substantial value had been added to the products through research activities conducted by others. The Company's objective is to continue the development of these late-stage products and bring them to market. Sales of products acquired from other pharmaceutical companies, and sales of the Company's prescription and nonprescription pharmaceutical products, have enabled the Company to develop a marketing and sales infrastructure to facilitate sales of these late-stage products, if approved.

 THERAPEUTIC CATEGORY - CARDIOVASCULAR

     PROAMATINE(TM). In 1985, the Company acquired from Hafslund Nycomed Pharma AG ("Hafslund Nycomed Pharma") exclusive marketing rights in the United States, Canada, the United Kingdom and Ireland to PROAMATINE (midodrine), formerly AMATINE(R), a drug used for the treatment of orthostatic hypotension and other blood pressure disorders.

     Orthostatic hypotension is a condition involving the sudden drop in blood pressure upon assuming an upright posture, resulting in dizziness, weakness or unconsciousness. Current therapies used to treat the condition are associated with significant adverse side effects such as potassium reduction, fluid retention and cardiac and central nervous system disorders. PROAMATINE has an NDA pending for orthostatic hypotension. In March 1996, the FDA requested additional information regarding the Company's NDA for PROAMATINE. The FDA noted that while PROAMATINE has a clear pressor effect in both the supine and standing positions, the Company must provide further data before the drug can be approved for the treatment of orthostatic hypotension. The Company is reviewing the details of the FDA's request for further data and how to satisfy the apparent deficiency. No FDA approved treatment for orthostatic hypotension is currently available.

     In 1990, the Company was granted approval by the Irish National Drugs Advisory Board to market PROAMATINE for use in the treatment of orthostatic hypotension in Ireland, where the drug is sold under the name MIDON. In 1991, the Company obtained regulatory approval in Canada for the sale of PROAMATINE for use in the treatment of orthostatic hypotension in Canada, where the drug is sold under the name AMATINE. AMATINE is sold in Canada by the Company's licensee, Knoll Pharma Inc. ("Knoll")

(formerly Boots Pharmaceuticals Ltd.). PROAMATINE is currently in Phase III clinical trials in the United Kingdom.

     The Company has commenced studies to evaluate the efficacy of PROAMATINE for use in the treatment of other forms of hypotension, including hemodialysis-induced hypotension and familial dysautonomia. If such studies are successful, the Company intends to apply for FDA and foreign regulatory approval of such uses.

      AGRELIN(R). In 1991, the Company obtained an exclusive worldwide license from Bristol-Myers Squibb to develop, market and sell AGRELIN (anagrelide), which is being developed as an oral treatment for thrombocytosis, a blood disorder characterized by high blood platelet counts and an abnormally high incidence of adverse blood clotting events including heart attack and stroke. There is evidence that some patients with increased platelet counts have thrombosis or hemorrhage which can be treated successfully by lowering the platelet count. AGRELIN is intended to inhibit excessive platelet production and reduce the morbidity and mortality of heart attack and stroke in thrombocytosis patients. Current therapies used to reduce excessive platelet production have distinct disadvantages, such as carcinogenesis, leukopenia and anemia. Based on the results of Phase III clinical trials, the Company believes that AGRELIN does not have the disadvantages associated with the other therapies because it only affects the production of platelets and has no effect on other blood cells. AGRELIN has an NDA pending for thrombocytosis. The Company has received notice from the FDA that the Company's NDA for AGRELIN was officially accepted for filing, effective January 29, 1996. According to regulations, unless extended for administrative reasons, the FDA now is obliged to complete the NDA review and determine the approvability of AGRELIN within 180 days.

     AGRELIN is currently in Phase III trials in Canada and Europe. AGRELIN has been accepted by the European Community regulatory authorities as a "List B" Product, which includes those products considered to be major therapeutic advances. The Company plans to combine its United States and European data for submission to the European Community regulatory authorities through the European Community concertation procedure ("CPMP"), commencing with the United Kingdom. If approved by the member states using the CPMP procedure, AGRELIN would receive simultaneous approval throughout the European Community.

 THERAPEUTIC CATEGORY - RESPIRATORY

      MAXIVENT(R). In 1984, the Company obtained an exclusive license from ABC Laboratories of Italy ("ABC") to develop and market MAXIVENT (doxofylline) in the United States, Canada and Japan and, in 1989, obtained a nonexclusive license to develop and market the drug in the United Kingdom and Ireland. MAXIVENT is an oral bronchodilator intended for use in the treatment of asthma.

     Common asthma is a condition involving the periodic constriction of the airways resulting in labored and often painful breathing. Treatment is generally provided by means of bronchodilator drugs which relieve the constriction of the airways and, in turn, the distress of an attack. The most commonly used oral bronchodilator is theophylline, a drug with good efficacy but which is capable of producing certain undesirable side effects such as disturbances in heart rhythm, central nervous system irritability, convulsions, gastro-intestinal distress and excess urination. Phase II clinical studies and Phase III clinical trials indicate that MAXIVENT appears to be comparable in efficacy to theophylline; however, unlike theophylline, MAXIVENT does not appear to produce a high incidence of adverse side effects.

     The Company has completed Phase III trials and anticipates filing an NDA for MAXIVENT during 1996. MAXIVENT has been approved for commercial sale in Italy and is currently being sold in that country under the tradename "ANSIMAR" by the Company's unaffiliated licensor, ABC.

 THERAPEUTIC CATEGORY - GYNECOLOGY/ENDOCRINOLOGY

    SOMAGARD(R). In 1988, the Company acquired rights from the Salk Institute to manufacture and market SOMAGARD (deslorelin) in the United States and in certain foreign countries, including the United Kingdom and Canada. SOMAGARD is being developed for the treatment of central precocious puberty in children, an endocrine disorder that results in premature release of hormones, and endometriosis in women. Published reports of long-term studies conducted by the National Institutes of Health have indicated that the administration of SOMAGARD inhibits the release of hormones which cause the abnormal maturation process and causes a return to normal growth rates. The Company has completed Phase III trials and anticipates filing an NDA in 1996 for SOMAGARD for use in the treatment of central precocious puberty.

     The Company currently markets the product SUPPRELIN(R) (histrelin), an orphan drug, for central precocious puberty. See "Government Regulation." The Company believes that SOMAGARD will complement SUPPRELIN. A depot formulation of SOMAGARD is being developed which will require less frequent injections. The Company intends to market SOMAGARD, if approved by the FDA, to endocrinologists and managed healthcare organizations through the marketing channels that it has established for SUPPRELIN.

     SOMAGARD also is being developed as a treatment for endometriosis. A number of Phase II clinical trials for this indication have been conducted and the Company plans to commence Phase III clinical trials. Endometriosis is a gynecologic abnormality which may result in pain, infertility and sexual and bowel dysfunction. Published reports of studies conducted by the National Institutes of Health indicate that SOMAGARD relieves pain and restores normal sexual and bowel function in women with this condition.

      STANATE(TM). In 1994, the Company acquired the exclusive worldwide rights from The Rockefeller University to develop, manufacture, market and sell STANATE(TM) (SN-mesoporpyrin), which is being developed for the treatment of hyperbilirubinemia in neonates, a condition caused by an accumulation of excessive levels of bilirubin produced by the liver. Unless treated, hyperbilirubinemia can result in jaundice, brain damage and death.

     Bilirubin is excreted by the liver pursuant to a metabolic step requiring the presence of an enzyme which, studies have shown, is not fully functional in many early term and full term neonates. STANATE is intended to inhibit the accumulation of excessive levels of bilirubin in neonates and to provide neonate enzyme systems with an opportunity to mature and take over the normal elimination of bilirubin.

     The most common treatment for hyperbilirubinemia in neonates involves phototherapy which requires exposure to a light source in order to stimulate the temporary excretion of bilirubin by the kidneys. Phototherapy is often not fully effective and requires many hours and sometimes several days of exposure to light with resulting maternal separation, extensive nursing supervision and related time-sensitive costs. In contrast, STANATE is administered by injection and clinical studies have shown that one dose is generally all that is necessary for treatment purposes. STANATE is currently in Phase II/III clinical trials.

 THERAPEUTIC CATEGORY - UROLOGY

      PROAMATINE. In addition to its use in the treatment of blood pressure disorders, PROAMATINE is currently sold in several countries by unaffiliated third parties to treat stress urinary incontinence, the involuntary loss of urine from the bladder. There is no approved therapy for stress urinary incontinence in the United States. PROAMATINE is an alpha agonist which increases the tension of the urinary sphincter, thereby preventing the involuntary loss of urine from the bladder. The Company is conducting a Phase II clinical program in the United States for the use of PROAMATINE in the treatment of stress urinary incontinence.

  THERAPEUTIC CATEGORY - ONCOLOGY

      RADINYL. In 1985, the Company obtained from the United States government rights to manufacture and sell the product RADINYL (etanidazole), a radiosensitizer being developed to enhance the anticancer effects of radiation therapy and a chemosensitizer being developed to increase the effectiveness of other anticancer drugs.

     For use in conjunction with radiotherapy, RADINYL is currently in Phase III clinical trials in patients with advanced head and neck cancer. The patients enrolled in these trials in the United States and Europe were randomized to receive either RADINYL in conjunction with radiotherapy or radiotherapy alone. There is a five-year review period for each patient following the course of radiotherapy. The review period for the U.S. trials will be complete in the Fall of 1996 and the review period for the European trials was completed at the end of 1995.

     Phase I and Phase II clinical studies are being conducted with RADINYL to determine its potential in increasing the effectiveness of other anticancer drugs in the treatment of brain, lung, prostate and bladder cancer and its potential for use with brachytherapy, a technique involving the direct implant of a radioactive source into or adjacent to large tumors.

      DIRAME(R). In 1992, the Company obtained exclusive worldwide rights from Bayer AG ("Bayer") to develop and market DIRAME (propiram), a potent, centrally acting analgesic with low addiction potential intended for use in the control of moderate to severe acute or chronic pain. See "Government Regulation."

     DIRAME is in Phase III clinical trials which indicate that the compound appears to be safe and effective in patients with various kinds of acute and chronic pain.

     A joint venture from which Bayer obtained the rights to DIRAME had initially filed an NDA for DIRAME. Subsequent to such filing, the FDA required additional studies regarding the drug. The Company is now addressing the issues raised by the FDA and, in 1993, commenced long-term carcinogenicity studies on two species of laboratory animals and other clinical studies. In order to complete its NDA filing, the Company believes it must complete these studies and a Phase III clinical trial involving approximately 300 patients.

      SOMAGARD. In addition to the treatment of central precocious puberty and endometriosis, SOMAGARD has been studied as adjunctive treatment for prostate cancer. Other treatments for prostate cancer such as surgery and/or radiotherapy are often precluded because the cancer has spread to the bones. As a result, castration, hormonal therapy or chemotherapy are often the only available treatments. SOMAGARD is being evaluated by the Company as an alternative to these procedures. The Company has filed a Product License Application (NDA equivalent) for SOMAGARD for treatment of prostate cancer in the United Kingdom and has obtained approval from the Irish regulatory authorities to market the product for this indication. Use of SOMAGARD for the treatment of prostate cancer in the United States is in Phase III clinical trials.

 LICENSE AGREEMENTS

     The Company has obtained rights to the late-stage drugs currently being developed by it through license agreements with pharmaceutical companies, government agencies and research based institutions and has sublicensed certain of these rights to pharmaceutical companies through license and/or marketing agreements. A discussion of these agreements is provided below.

     PROAMATINE Agreements.  In 1985, the Company entered into a license
     ----------------------
agreement with Hafslund Nycomed Pharma pursuant to which the Company obtained exclusive rights to develop and market the product PROAMATINE in the United States, Canada, the United Kingdom, Ireland and certain other countries. The agreement was amended in January 1994 to, among other things, provide for a reduction in the delivery price of midodrine to the Company in any territory covered by the agreement for a five year period commencing upon the Company's launch of the product in any such territory and the addition of minimum sales requirements which must be achieved by the Company in the territories covered by the agreement in order to maintain exclusivity. The Company's agreement with Hafslund Nycomed Pharma, as amended, obligates it to develop PROAMATINE and obtain governmental approval to market the product in the licensed territories. The Company is obliged to pay a royalty to Hafslund Nycomed Pharma on sales of PROAMATINE by the Company and its distributors and must purchase its requirements of PROAMATINE from Hafslund Nycomed Pharma.

     In 1991, the Company entered into a marketing agreement with Knoll which granted Knoll the exclusive right to market and sell PROAMATINE in Canada (under the name AMATINE) for use in the treatment of orthostatic hypotension.

     AGRELIN License Agreement.  In 1991, the Company entered into a license
     --------------------------
agreement with Bristol-Myers Squibb pursuant to which the Company obtained exclusive worldwide rights to develop and market AGRELIN. The Company is obliged to fund the continued development and registration of AGRELIN, make an additional payment upon FDA approval and pay royalties on sales of the drug.

     In 1994, the Company entered into a distribution agreement with Swedish Orphan AB ("Swedish Orphan") for the distribution and sale of AGRELIN in the Nordic countries of Norway, Sweden, Finland, Denmark and Iceland. AGRELIN is not yet approved in the Nordic countries and, as part of the distribution agreement, Swedish Orphan is responsible for obtaining regulatory approval. If regulatory approval is obtained, the Company will supply finished goods to Swedish Orphan which will provide physical distribution along with marketing and sales support.

     MAXIVENT Agreements.  In 1984, the Company obtained an exclusive license
     --------------------
from ABC to develop and market MAXIVENT in the United States, Canada and Japan and, in 1989, obtained a nonexclusive license to develop and market the drug in the United Kingdom and Ireland. The exclusive license agreement requires the Company to develop the product and obtain the requisite FDA and other approvals. Each of the exclusive and nonexclusive license agreements requires the Company to purchase its requirements of the bulk drug substance from ABC. If the Company does not meet certain sales levels to be agreed upon, ABC may terminate the exclusive license agreement, appoint additional licensees in the United States, Canada and Japan or market the product directly or through third parties in the United Kingdom and Ireland.

     In 1993, the Company entered into an agreement with two Japanese pharmaceutical companies, Sawai Pharmaceutical Co., Ltd. and Grelan Pharmaceutical Co., Ltd., pursuant to which the Company granted such companies exclusive rights to co-develop doxofylline in Japan. The agreement was entered into after the two Japanese pharmaceutical companies exercised an option to acquire such rights previously granted to them by the Company.

     SOMAGARD License Agreement.  In 1988, the Company and the Salk Institute
     ---------------------------
entered into a license agreement pursuant to which the Company obtained certain rights to develop and market the product SOMAGARD in the United States and certain foreign markets, including the United Kingdom and Canada. Under the terms of the license agreement, the Company is required to pay royalties on sales of SOMAGARD in countries in which the Salk Institute has obtained patents.

     DIRAME License Agreement.  In 1992, the Company entered into a license
     -------------------------
agreement with Bayer with respect to the product DIRAME. Pursuant to this agreement, the Company acquired exclusive worldwide rights from Bayer to develop, manufacture and market the product DIRAME. The Company paid an up-front royalty to Bayer for rights to develop and market DIRAME. The Company must also pay Bayer licensing fees and royalties on sales.

     RADINYL Agreements.  In 1985, the United States government and the Company
     -------------------
entered into a license agreement pursuant to which the Company obtained certain rights to develop and market the product RADINYL. The license granted to the Company is exclusive for seven years from the date of the first commercial sale of the product and nonexclusive thereafter. The agreement pursuant to which the license has been granted requires the Company to pay certain patent maintenance fees and royalties to the United States government.

     In 1985, the Company and Hafslund Nycomed Pharma formed a joint venture company known as Linz-Roberts, Inc. ("Linz-Roberts") to develop RADINYL. The Company and Hafslund Nycomed Pharma each own 50% of the common stock of Linz-Roberts. The Company contributed its license to RADINYL to Linz-Roberts and the Company has been granted an exclusive license by the joint venture to manufacture and distribute RADINYL dosage forms in the United States, Canada, the United Kingdom and Ireland. Hafslund Nycomed Pharma has been licensed on an exclusive basis to manufacture and distribute RADINYL dosage forms in Europe (except the United Kingdom and Ireland), the Middle East and Africa. Both parties have the right to grant sublicenses. Hafslund Nycomed Pharma has been designated the supplier of bulk RADINYL substance, and the joint venture has contracted to purchase its entire requirements of bulk RADINYL substance from Hafslund Nycomed Pharma, provided that Hafslund Nycomed Pharma can meet certain price requirements and supply all required quantities. Linz-Roberts has retained the right to distribute RADINYL in the territories not licensed to the Company or Hafslund Nycomed Pharma.

     STANATE License Agreement.  In 1994, the Company and The Rockefeller
     --------------------------
University entered into a license agreement pursuant to which the Company acquired the exclusive worldwide rights to develop, manufacture, market and sell STANATE. The Company paid an up-front license fee to Rockefeller University for the rights to develop, manufacture, market and sell STANATE. The Company must also pay Rockefeller University annual licensing fees and royalties on sales.

 MARKETING

     The Company markets and sells its products primarily through its own sales force and through a network of brokers and distributors. During 1995, the Company's marketing and sales force increased by more than 50% in order to promote actively the Company's products, mainly in connection with the commencement of the sale of TIGAN, EMINASE and NOROXIN. Pursuant to the Company's exclusive marketing, sales and distribution agreement with Merck with respect to NOROXIN, the Company agreed to increase its domestic professional sales force significantly and to make a fixed number of medical presentations to medical specialists in order to promote NOROXIN actively. See "Prescription Pharmaceutical Products."

     The Company is currently positioning its sales operation to impact selected physician specialties and major buying and decision making entities, such as managed care organizations and large retail and mass merchandise operations. With the growing trend in the United States of providing health care through some form of managed care program, the Company has stepped up its selling efforts of prescription products to such managed healthcare organizations. In an effort to increase its sales to managed healthcare organizations, the Company has employed national account managers to focus efforts on this growing market. Various marketing, promotion, sales and training programs have been initiated to improve the Company's penetration of the managed healthcare market and increase product sales to managed healthcare organizations.

     In October 1995, the Company hired a contract sales organization, Syncom Pharmaceuticals, Inc. ("Syncom"), to assist with a pediatric promotional program involving TIGAN, NUCOFED and FUROXONE, and a cardiovascular promotional program involving NITRODISC. Pursuant to the terms of the agreement between Syncom and the Company, Syncom will hire and train approximately seventy-five sales representatives who will call upon a select physician audience to promote TIGAN, NUCOFED, FUROXONE and NITRODISC. Syncom shall receive a fixed fee for each physician call made and a service fee for establishing a series of pediatric product line territories. Initially, Syncom shall promote the pediatric program for a period of ten (10) months, and the cardiovascular program for a period of twelve (12) months. The Company can extend the agreement for a period of four months.

 MANUFACTURING

     The Company engages contractors, primarily large pharmaceutical companies, to convert active ingredients into finished drug products. In most instances where the Company has acquired the rights to approved products from other pharmaceutical companies, the seller or licensor has agreed to manufacture the Company's requirements of the products for a specified period of time. The manufacturing activities conducted by third parties for the Company consist of the receipt and storage of materials, purification, production, packaging and labeling. The Company has established a manufacturing department which is responsible for (i) monitoring the manufacturing operations of its contractors,
(ii) inventory control, and (iii) quality control. The Company's manufacturing department has established a quality control and quality assurance program, including a set of standard operating procedures, designed to assure that the Company's products are manufactured in accordance with good manufacturing practices standards ("GMP") and other applicable domestic and foreign regulations.

 HOMECARE AND MEDICAL PRODUCTS

     In 1994, the Company reorganized Homecare under the name "Pronetics Health Care Group." Through four subsidiary entities of the Company, located in South Carolina, North Carolina, New York and New Jersey, Homecare distributes high value prescription injectable and biotechnology pharmaceutical products for physician office use and provides medical and other health oriented therapies in home and outpatient settings. The products distributed by Homecare include specialty endocrinology, oncology and biotechnology products for nationwide distribution to physicians and a series of products for use in the treatment of AIDS patients, such as recombinant erythropoietin. Homecare operates a licensed, certified and isolated clean room laboratory at its South Carolina location where it prepares many of the drugs that it distributes. The home and outpatient therapeutic services offered by Homecare include enteral and parenteral nutritional support, IV antibiotic therapy, investigational drug therapies, chemotherapy, pain management, HIV/AIDS therapies, human growth hormone therapy and home infusion therapy. Through a division of the Company, Roberts Medical Products, Homecare markets medical products to industrial companies through catalogs, advertising flyers, telemarketing, direct physician office visits and at local, regional and national medical conventions.

     In August 1995, the Company announced its decision to discontinue and divest certain non-core, nonpharmaceutical business activities, including the operations of Homecare, which are no longer compatible with the Company's objective of growing and developing a pharmaceutical company with a primary focus on the sale of prescription drugs. While Homecare's businesses had a role in the initial stages of the Company's growth and development, these businesses never represented a significant portion of the Company's consolidated revenue or earnings. The Company believes that by narrowing its business mix through divestment of these non-core businesses, the Company can realize certain significant benefits such as (i) a more efficient and focused deployment of the Company's resources towards the sale of prescription pharmaceuticals; (ii) the opportunity to allocate more of the Company's resources towards moving the Company's late-stage development drugs through the Company's research and development pipeline; and (iii) the ability to provide greater management control over the Company's core business operations.

     The Company is continuing the process of reviewing divestment opportunities for Homecare and is actively soliciting offers for the assets of these businesses. The Company already has sold many of the assets of the medical products division. The Company expects to complete the sale of the Homecare businesses in 1996. For financial reporting purposes, the operations of Homecare have been accounted for as discontinued operations and reported separately from the results of the Company's continuing business operations.
See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements - Note 16."

 PATENTS AND PROPRIETARY RIGHTS

     The Company considers the protection of discoveries in connection with its development activities important to its business. To date, the Company has acquired certain foreign patents acquired in connection with the acquisition of certain products and has filed applications for patents covering new processes for manufacturing anagrelide, the active ingredient in AGRELIN. Additionally, rights to patented technology have been licensed to the Company. The late-stage products being developed by the Company which are afforded patent protection are: AGRELIN - patents issued 1976, 1980 and 1982 and applications filed in 1996; MAXIVENT - patent issued 1980; SOMAGARD - patent issued 1980; DIRAME - patent issued 1978; RADINYL - patent issued 1983; and STANATE - patents issued 1987, 1988, 1992 and 1993. The SOMAGARD patent applies to the use of the product for the treatment of precocious puberty and prostate cancer in males. Certain of the Company's products may be afforded protection under laws which provide market exclusivity for orphan drugs and drugs which include a new active ingredient. See "Government Regulation."

CONTRACT CLINICAL RESEARCH SEGMENT

     Since its inception, the Company, through its subsidiary VRG, has derived a portion of its revenues from contract clinical research. Under these arrangements, the Company is paid a fee to conduct clinical research for pharmaceutical companies that wish to test the safety and efficacy of their products. The Company has primarily conducted studies of investigational new drugs for major multinational pharmaceutical company clients and to a lesser degree performed safety and efficacy tests on a variety of over-the-counter products.

     The Company has also provided clinical investigation services to pharmaceutical companies to assist them in reducing the time required to introduce new drugs to the market.

     The Company's integrated clinical research operations have been conducted through fifteen research-dedicated outpatient clinics located in 10 states; an in-house patient recruiting system; a custom designed multi-purpose computerized study tracking system; on-site study coordinators; qualified contract investigators; sophisticated data management and multi-level quality control.

     In 1992 and 1993, VRG entered into a series of agreements with Yamanouchi, U.K. Limited, a subsidiary of Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), pursuant to which VRG conducted clinical trials on YM617. These agreements were subsequently assigned to Yamanouchi U.S.A. Inc. ("Yamanouchi U.S.A."), also a subsidiary of Yamanouchi. In 1995, Yamanouchi U.S.A. merged with and into Yamanouchi Group Holding Inc. ("Yamanouchi Group"), also a subsidiary of Yamanouchi, as part of a corporate restructuring, and all assets of Yamanouchi U.S.A.were transferred to the Yamanouchi Group. Yamanouchi Group is a major shareholder of the Company. As required by the terms of the agreements, as amended, VRG completed all work under the agreements by December 31, 1995 and Yamanouchi has paid to VRG the balance of the $30 million contract fee (approximately $28.2 million had been paid to VRG before 1995).

     The work performed under the Yamanouchi agreements decreased in 1995 and was not replaced by other contracts. This resulted in substantially lower revenue from contract clinical research operations during the fiscal year ended December 31, 1995. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." In 1995, VRG's operations
produced a loss, net of tax benefit, of $3.5 million.   Consistent with the
Company's decision in 1995 to discontinue and divest certain of its non-core, nonpharmaceutical businesses, the Company announced, in March 1996, the adoption of a plan pursuant to which it will discontinue and seek to divest the business operations of VRG. Contract clinical research generally has proven to have lower profit margins than the sale of prescription pharmaceuticals, and the Company believes that, in the future, contract clinical research has lower growth prospects for it than the sale of prescription pharmaceuticals. If the Company continued the operations of VRG, the Company projects that, in the foreseeable future, the operation of its contract research business would continue to produce a net loss. The Company is also faced with the dilemma that contract clinical research operations are now more highly dependent for customers on other pharmaceutical companies which, as the Company continues to grow and develop as a pharmaceutical company with a focus on the sale of prescription drugs, have been hesitant to contract with the Company since such firms view the Company as a rival and competitor. The Company expects that the sale of its contract clinical research operations will be completed before the end of December 1996. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements - Note 16."

GENERAL

 COMPETITION

     Many companies, including large pharmaceutical, chemical and biotechnology firms with financial and marketing resources and research and development staffs and facilities substantially greater than those of the Company, are engaged in researching, developing, marketing and selling products intended to treat the same conditions and diseases as the products currently sold and under development by the Company. Further, other products now in use or under development by others may be intended to treat the same conditions as the Company's products. The pharmaceutical industry is characterized by rapid technological advances, and competitors may develop products more rapidly than the Company. In addition, competitors may be able to complete the regulatory approval process sooner than the Company, and therefore market their products earlier than the Company can market certain of its products.

 GOVERNMENT REGULATION

     The marketing of pharmaceutical products requires the approval of the FDA and comparable agencies in foreign countries. The FDA has established guidelines and safety standards which apply to the preclinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new drug can take many years and often involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use include preclinical studies, the filing of an IND, human clinical trials and the approval of an NDA.

     Drug marketing exclusivity protection is granted through the Orphan Drug Act of 1983 (the "Orphan Drug Act") and the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Waxman Hatch Act"). The Orphan Drug Act entitles a company to market exclusivity in the United States for a period of seven years from the date of FDA approval for drugs which, among other criteria, are intended to treat a patient population of less than 200,000. Three of the Company's late-stage drugs, PROAMATINE for idiopathic orthostatic hypotension, SOMAGARD for central precocious puberty and AGRELIN for thrombocythemia, have been granted "orphan drug status" in the United States. Certain provisions of the Waxman-Hatch Act grant market exclusivity in the United States for a period of five years from the date of FDA approval for drugs containing a new active ingredient. Based upon its review of industry and government data, the Company believes that DIRAME may qualify for this protection.

     The manufacturing processes of the Company's contractors and licensees are subject to regulation, including the need to comply with GMP. The Company's business is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Drug Enforcement Act, the Resource Conservation and Recovery Act, the Pharmaceutical Marketing Act of 1988 and other present and potential future federal, state or local regulations.

     The Company's subsidiaries operating as part of Homecare are subject to federal laws and regulations which govern reimbursement procedures and practices under the

Medicare program and impose certain restrictions on both the manner in which the services are provided as well as on the manner in which certain administrative activities are handled. In addition, these subsidiaries are subject to federal environmental laws and regulations regarding the disposal of toxic and infectious waste. However, with the adoption of the plan to discontinue the operations of Homecare, the Company anticipates that these laws and regulations will not have a significant effect on its business operations in the future.

     The Company markets various products containing controlled substances that are subject to the Department of Justice, Drug Enforcement Administration regulations. Distribution of prescription drugs classified as controlled substances or, in some cases, other pharmaceutical products, is subject to licensing or regulation in certain states. Generally, the entity engaged in the actual distribution is subject to such regulation. In addition, state licensing is generally required in the state in which such entity's principal place of business is located.

     United States Federal and state governments continue to seek means to reduce costs of Medicare and Medicaid programs, including placement of restrictions on reimbursement for, or access to, certain drug products. Major changes were made in the Medicaid program under the Omnibus Budget Reconciliation Act of 1990 (the "Act"). As a result, the Company entered into a Medicaid Rebate Agreement ("Rebate Agreement") with the United States Government, under Section 4401 of the Act. Pursuant to the Rebate Agreement, in order for federal reimbursement to be available for prescription drugs under state Medicaid plans, the Company must pay certain statutorily prescribed rebates on Medicaid purchases. Effective July 1, 1991, the law also denies federal Medicaid reimbursement for drug products of the original NDA-holder if a less expensive generic version of such drug is available from another manufacturer, unless the prescriber indicates on the prescription that the branded product is medically necessary.

     In most other markets, governments exert controls over pharmaceutical prices either directly or by controlling admission to, or levels for, reimbursement by government health programs. The nature of such controls and their effect on the pharmaceutical industry vary greatly from country to country.

 EMPLOYEES

     As of March 22, 1996, the Company had 483 employees, including 4 officers, 40 persons engaged in research and development activities and 257 persons engaged in marketing and sales activities. In addition to its full-time staff, the Company engages medical doctors and other professional personnel on a consultancy basis and, from time to time, consultants and others on a per diem or hourly basis.

     The Company believes its relations with its employees are satisfactory.

 FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Financial Information about Foreign and Domestic Operations is presented in
Note 14 to the Company's financial statements. See "Notes to Consolidated Financial Statements -Note 14."

ITEM 2.  PROPERTIES

     The Company's worldwide headquarters is located at Meridian Center II, 4 Industrial Way West, Eatontown, New Jersey. The building housing the Company's worldwide headquarters, which was purchased by the Company in 1992 and occupied in 1993, consists of an aggregate of 80,000 square feet.

     The Company owns an office and warehouse building consisting of 30,300 square feet, which is located across the street from the Company's worldwide headquarters. The Company uses this building for the warehousing of Company records, archives, certain offices and facilities.

     The Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., occupies 3,800 square feet of leased office space in the Surrey Research Park in Guildford, Surrey, England, 30 miles south of London. The monthly rental for these offices is approximately 6,500 British pounds.

     The Company's Canadian subsidiary, Roberts Pharmaceutical Canada, Inc., occupies 4,122 square feet of leased office space in Ontario, Canada. The lease provides for a monthly rental of $4,122, Canadian currency.

     The Company also leases office space in several other locations in the United States and certain foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

     On April 10, 1995, a shareholders' class action suit was instituted in the United States District Court for the District of New Jersey against the Company and certain of its officers and a former officer by Grace Cowitt on behalf of all persons who purchased shares of the Company's Common stock between November 7, 1994 and March 22, 1995. On June 26, 1995, a similar shareholders' class action suit was instituted in the United States District Court for the District of New Jersey against the Company and certain of its officers and a former officer by Dieter Zander on behalf of all persons who purchased shares of the Company's Common Stock between November 7, 1994 and May 31, 1995. Each complaint asserts claims against the Company and certain of its officers and a former officer for violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to press releases and filings with the Securities and Exchange Commission and certain public statements allegedly made by the Company and certain of its officers and a former officer relating to the Company's business. The plaintiffs seek to recover damages in an unspecified amount. The Company believes that it has complied with all of its obligations under the federal securities laws and considers the plaintiffs' allegations to be without merit. In October 1995, the suit filed by

Dieter Zander was voluntarily dismissed by the plaintiff. The Company is vigorously defending against the allegations in the remaining suit and discovery proceedings have commenced. The District Court has not yet certified the lawsuit as a class action. The Company is not able to predict the outcome of this proceeding at this time, and management is not able to determine the amount of the potential liability, if any.

     There are no additional material legal, governmental, administrative or other proceedings pending against the Company, any of its subsidiaries or any of their properties, or to which the Company or any such subsidiary is a party, and to the knowledge of management, no such material proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter ended December 31, 1995, no matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 22, 1996 are listed below and brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information which follows the table.

     The executive officers of the Company are as follows:

NAME                         AGE            POSITION
---------------------------  ---  -----------------------------

ROBERT A. VUKOVICH, Ph.D.     52  President and Chief Executive
                                  Officer

ROBERT W. LOY                 58  Executive Vice President

PETER M. ROGALIN              53  Vice President, Treasurer and
                                  Chief Financial Officer

ANTHONY A. RASCIO, ESQ.       53  Vice President, Secretary and
                                  General Counsel


______________________

     Robert A. Vukovich, Ph.D., has served as Chairman of the Board and President of the Company since its inception in 1983. From 1979 to 1983, he served as Director of the Division of Developmental Therapeutics for Revlon Health Care Group. From 1970 to 1974, Dr. Vukovich was employed in various capacities by the Squibb Institute and served as Director of Clinical Pharmacology for that organization from 1974 to 1979. Prior to 1970, Dr. Vukovich was a clinical research scientist for The Warner Lambert Research Institute.

Dr. Vukovich is a graduate of Jefferson Medical College, Philadelphia, Pennsylvania, with training in pharmacology and pathology.

     Robert W. Loy has served as Executive Vice President of Operations and New Business Development since March 4, 1996. Mr. Loy served as Chief Operating Officer of the Company from August 1992 to March 1996 and as Vice President of the Company from December 1992 to March 1996. Mr. Loy has served as a Director of the Company since October 1993. From 1963 to 1990, he held various positions at Squibb Corporation, including that of Vice President, Worldwide Operations for the Squibb Derm Division. From 1990 to 1992, Mr. Loy served as Vice President, International Sales and Marketing, with Hollister, Inc. Mr. Loy received his undergraduate degree from Old Dominion University and attended Villanova University Graduate School.

     Peter M. Rogalin has served as Vice President, Treasurer, Chief Financial Officer and a Director of the Company since February 5, 1996. From 1978 to 1992, Mr. Rogalin was employed in various executive capacities by Sterling Winthrop, Inc. (formerly Sterling Drug, Inc.), including Assistant Treasurer from 1987 through 1992. From 1993 through July 1994, Mr. Rogalin was a Principal in RK Associates, a consulting firm with specific expertise in financial and business operations and systems for small and medium sized companies. From July 1994 through January 1996, Mr. Rogalin served as Vice President -Finance and Chief Financial Officer of ImClone Systems, Inc., a biopharmaceutical company engaged in research and development of therapeutic products for the treatment of cancer and cancer related disorders. Mr. Rogalin, a Certified Public Accountant, received his undergraduate degree from St. Lawrence University and an M.B.A. from the Graduate School of Business, New York University.

     Anthony A. Rascio, Esq., has served as Vice President and General Counsel and a Director of the Company since June 1987. In addition, he served as Assistant Secretary of the Company from 1987 to 1992, at which time he assumed the position of Secretary of the Company. From January 1987 to June 1987, Mr. Rascio was Director, Legal Affairs for the Company. During 1986, Mr. Rascio was engaged in the private practice of law. From 1984 through 1985, Mr. Rascio was employed as Director, International Operations by Jeffrey Martin, Inc., a marketer of cosmetics and proprietary medicines. Mr. Rascio served as Legal Director, International Pharmaceutical Products Division for Schering-Plough Corporation from 1980 through 1984 and held various legal positions with that company from 1971 to 1980. Mr. Rascio received undergraduate and law degrees from Fordham University.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System and was held by approximately 931 shareholders of record as of March 22, 1996.

     The following table sets forth, for the periods indicated, the high and low last sale prices for the Company's Common Stock, as reported on the NASDAQ National Market System.


                                 High      Low
                                -------  -------

YEAR ENDED DECEMBER 31, 1994

  First Quarter                 $40      $28 1/2
  Second Quarter                $33 1/2  $20 1/4
  Third Quarter                 $35      $19 3/4
  Fourth Quarter                $33 1/2  $24 3/4

YEAR ENDED DECEMBER 31, 1995

  First Quarter                 $46 1/2  $24 3/4
  Second Quarter                $28      $15 1/2
  Third Quarter                 $26 1/2  $17
  Fourth Quarter                $23 3/4  $15 3/4

     The Company has not paid any cash dividends on its Common Stock in the past, and it is unlikely that the Company will pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for the Company for each of the five fiscal years in the period ended December 31, 1995 are derived from financial statements that have been audited and reported upon by Coopers & Lybrand L.L.P., independent accountants for the Company. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes appearing elsewhere in this
report.   Further, in connection with the discontinuation of the operations of
Homecare and VRG, the Company has restated the selected financial data to reflect income and loss from the Company's continuing operations and discontinued operations during these years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements - Note 16."

OPERATING STATEMENT DATA:
                                         Years Ended December 31,
-----------------------------------------------------------------------------------------
                                    1991       1992            1993       1994       1995
                                 -------   --------        --------   --------   --------
                                                (in thousands, except
                                                    per share data)

Total Revenue                    $12,792   $ 18,407        $ 57,561   $ 89,020   $113,427

Operating Income
 (loss) from Continuing
 Operations                       (4,938)    (9,986)          7,850     25,802      6,873

Income (loss) from
 Continuing Operations before
 Extraordinary Item               (5,144)    (8,473)          6,415     20,618      2,703

Net Income (loss) from
 Continuing Operations            (5,144)    (8,473)          6,415     20,618      2,703

Net (Loss) Income from
 Discontinued Operations              18       (327)            813     (1,206)   (27,045)

Net (Loss) Income                 (5,126)    (8,800)          7,228     19,412    (24,342)

Earnings (loss) Per Share
 of Common Stock from
 Continuing Operations
 before Extraordinary Item          (.58)      (.61)            .41       1.10        .15

Earnings (loss) Per Share
 of Common Stock from
 Continuing Operations              (.58)      (.61)            .41       1.10        .15

(Loss) Earnings Per Share
 of Common Stock from
 Discontinued Operations             ---       (.03)            .05       (.06)     (1.45)

(Loss) Earnings Per Share
 of Common Stock                    (.58)      (.64)            .46       1.04      (1.30)

Average Number of
 Common Shares
 Outstanding                       8,843     13,770          15,590     18,708     18,623



BALANCE SHEET DATA:

                                           As of December 31
-----------------------------------------------------------------------------------------
                                    1991       1992            1993       1994       1995
                                 -------   --------        --------   --------   --------
                                                      (in thousands)
Total Assets                     $44,150   $185,424        $343,103   $336,192   $340,290

Long-Term Debt and
 Redeemable Preferred
 Stock                             9,237     28,999          45,668     22,411     16,183

Shareholders' Equity              25,106    121,594         238,999    259,129    235,467

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1994 AND 1995

          Corporate Revenues.  For the year ended December 31, 1995, total
          -------------------
revenue increased $24.4 million from $89 million to $113.4 million. This increase was the result of a $26 million increase in product revenue offset by a $1.55 million decrease in other revenues. See "Product Sales" and "Other Revenues."

          Product Sales.  For the year ended December 31, 1995, product sales
          --------------
increased $26 million from $87.4 million to $113.4 million primarily as a result of new product acquisitions in the U.S. and the United Kingdom in 1994 and 1995. Sales in the U.S. increased from $66.2 million to $90.2 million as a result of 1995 product acquisitions and licensing activities. TIGAN and EMINASE, acquired from SmithKline Beecham, and NOROXIN licensed from Merck in 1995, added $48 million. This increase was offset by a $24 million decline in the sales of all other prescription and nonprescription products. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $2.4 million from $9.7 million to $12.1 million. This increase is primarily the result of the 1994 product acquisition of MAXOLON from SmithKline Beecham.
Sales of the Company's Canadian subsidiary, Roberts Pharmaceutical Canada, Inc., decreased slightly to $11.1 million from $11.4 million primarily as a result of a decline in demand for the Company's over-the-counter nonprescription pharmaceutical products.

          Other Revenues.  Other revenues result from licensing activities
          ---------------
undertaken by the Company and represent revenues from separate transactions in 1994 and 1995. For the year ended December 31, 1995, other revenues decreased $1.55 million from $1.6 million to $.05 million primarily as a result of a decline in licensing activities.

          Cost of Sales.  For the year ended December 31, 1995, cost of sales
          --------------
amounted to 47% of product sales a 25 percentage point increase as compared to the prior year. As a result, gross profit as a percentage of sales decreased from 78% to 53%. This increase in cost of sales as a percentage of product sales and related decrease in gross profit percentage is primarily the result of the addition of NOROXIN to the Company's product mix as well as a decline in sales of higher margin products in the U.S. NOROXIN, which accounted for 31% of the Company's product sales in 1995, has a significantly lower gross profit margin than the other core pharmaceutical products sold by the Company. In the foreseeable future, the Company expects that NOROXIN will continue to provide a substantial part of the Company's product sales and, accordingly, the Company expects that cost of sales and gross profit as a percentage of sales will be similarly impacted.

          Research and Development.  Research and development expenses decreased
          -------------------------
by $3.4 million to $6.1 million during the year ended December 31, 1995 as compared to the prior year. The decrease is due to a reduced level of expenditure required to support the Company's development programs for AGRELIN and PROAMANTINE.

          Marketing and Administrative Expenses.  For the year ended December
          --------------------------------------
31, 1995, marketing and administrative expenses increased $13.3 million from $34.3 million to $47.6 million in larger part as a function of the significant increases in sales and development programs in connection with the acquisition and commencement of sales of TIGAN, EMINASE and NOROXIN during 1995. Marketing expenses increased $7.4 million as a result of increased promotional and sales activities for new products and the expansion and training of the Company's sales forces in the U.S., Canada and the United Kingdom. Included in administrative expenses is amortization of intangibles relating to product acquisitions. For the year ended December 31, 1995, this expense was $6.6 million, an increase of $.9 million from $5.7 million recorded in 1994.

          Interest Income and Expense.  For the year ended December 31, 1995,
          ----------------------------
interest income decreased from $2.9 million to $2.1 million as a result of a decrease in invested marketable securities. Interest expense decreased from $3.9 million to $3.5 million primarily as a result of a decrease in long-term debt from 1994.

          Income Taxes.  For the year ended December 31, 1995, income taxes on
          -------------
continuing operations decreased to $2.8 million from $4.1 million in 1994 primarily as a result of a decline in income. The Company's 1995 effective tax rate of 51% is higher than the normal statutory rate primarily as a result of the Company's inability to recognize the tax benefit of foreign net operating loss carry forwards. The Company's 1996 effective tax rate for continuing operations should approximate a normal statutory rate.

          Income from Continuing Operations.  For the year ended December
          ----------------------------------
31,1995, net income from continuing operations was $2.7 million, which represents a decrease of $17.9 million from those same business operations during 1994. Certain of the Company's business operations were not discontinued in 1995 and, accordingly, the Company's consolidated statements of operations for 1994 and 1993 have been restated to reflect income and loss from the Company's continuing operations and discontinued operations during those years. See "Notes to Consolidated Financial Statements - Note 16."

          The Company believes that the decline in net income from continuing operations from 1994 to 1995 is attributable to a number of factors, including
(i) a decline in demand for certain of the Company's existing pharmaceutical products, particularly NORETHIN, NITRODISC, SALUTENSIN and the Company's over-the-counter nonprescription pharmaceutical products; (ii) an unanticipated delay in the closing of the Company's agreement with Merck to distribute NOROXIN and the diversion of the Company's sales force from the promotion of existing products to allow for sales training related to NOROXIN; (iii) revenues from the sale of TIGAN and EMINASE during the first quarter of 1995 prior to their acquisition by the Company, during which time the Company was distributing such products subject to distribution agreements with SmithKline Beecham, were not accounted for as revenues by the Company, but instead as a $5.4 million reduction in the purchase price paid by the Company for these products; (iv) the increase in cost of sales as a result of the higher costs related to the sale of NOROXIN and the growing importance of NOROXIN in the Company's product mix; and
(v) the costs associated with increasing the Company's sales force by more than 50% in 1995 in order to promote TIGAN, EMINASE and NOROXIN and the fact that the sale of such products did not commence until the end of the first quarter of 1995.

          Discontinued Operations.  In connection with the Company's decision to
          ------------------------
divest certain non-core, nonpharmaceutical business operations, the Company announced, in August 1995, its plan to discontinue and divest Homecare. In March 1996, the Company announced its plan to discontinue and divest VRG, a contract research organization. The Company expects the sales of Homecare and VRG will be completed in 1996 and will result in a loss to the Company at closing. Accordingly, the Company has charged current operations with the estimated loss on discontinuing Homecare and VRG of $22.5 million. The Company has also reclassified its consolidated financial statements to report separately the net assets expected to be realized and operating results of its discontinued
operations.  See "Notes to Consolidated Financial Statements - Note 16."   The
Company's reported loss on discontinued operations represents the Company's best estimates of the amounts expected to be realized on the sale of its discontinued operations. The amounts the Company will realize could differ materially from those amounts assumed by the Company in estimating the loss on disposal reported in the Company's financial statements.

YEARS ENDED DECEMBER 31, 1993 AND 1994

          Product Sales.  For the year ended December 31, 1994, product sales
          --------------
increased $31.8 million from $55.6 million to $87.4 million primarily as a result of product acquisitions in 1993. Sales in the U.S. increased from $40.4 million to $66.2 million. SALUTENSIN, COLACE, PERI-COLACE and other OTC products acquired from Bristol-Myers Squibb in 1993 added $21 million in the period. Sales of the Company's Canadian subsidiary, Roberts Pharmaceutical Canada, Inc., increased $3.5 million from $7.9 million to $11.4 million primarily as a result of product acquisitions in 1993 from Glaxo Canada and Bristol-Myers Squibb. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., amounted to $9.7 million in the current period, a $2.5 million increase from the comparable 1993 period. This increase is primarily the result of the 1994 product acquisition of MAXOLON from SmithKline Beecham.

          Other Revenues.  Other revenues result from licensing activities
          ---------------
undertaken by the Company and represent revenues from separate transactions in 1993 and 1994. In the year ended December 31, 1994, other revenues decreased $.3 million from $1.9 million to $1.6 million.

          Cost of Sales.  For the year ended December 31, 1994, cost of sales
          --------------
amounted to 22% of product sales, a 6 percentage point decrease as compared to the prior year. The decrease in cost of sales as a percentage of sales is the result of the Company's product mix; that is, increased sales of prescription products as well as prescription product sales comprising a greater percentage of total product sales. As a result, gross profit as a percentage of sales increased from 72% to 78%.

          Research and Development.  Research and development expenses increased
          -------------------------
by $1.2 million to $9.5 million during the year ended December 31, 1994 as compared to the prior year. The percentage is due to the Company's continued expansion of its late-stage development programs for AGRELIN, MAXIVENT, and DIRAME. Increased costs related primarily to these programs include payments to research scientists and clinical investigators, cost of drug supplies, increased research and development staff and expenses related to monitoring clinical research sites.

          Marketing and Administrative Expenses.  For the year ended December
          --------------------------------------
31, 1994, marketing and administrative expenses increased $8.7 million from the $25.6 million incurred in the prior year period in large part as a function of the significant increases in sales and development programs. Marketing expenses increased $7.9 million as a result of increased promotional and sales activities for new products and the expansion and training of sales forces in the United States and Canada. Included in administration expenses is amortization of intangible assets related to product and company acquisitions. For the year ended December 31, 1994, this expense was $5.7 million, a $1.7 million increase over 1993.

          Interest Income and Expense.  Interest income increased from $1.7
          ----------------------------
million to $2.9 million as a result of the investment of the proceeds of the Company's October 1993 Common Stock offering. Interest expense increased $.7 million from $3.3 million primarily as a result of the amortization of discounts on non-interest bearing notes issued in connection with product acquisitions in 1993.

          Income Taxes.  For the year ended December 31, 1994, income taxes
          -------------
increased to $4.1 million. The Company's 1994 effective tax rate of 17 percent is lower than the normal statutory rate primarily as a result of recognizing the tax benefit of federal, state and foreign net operating loss carryforwards and other credits.

LIQUIDITY AND CAPITAL RESOURCES

          In the year ended December 31, 1995, operating cash inflows amounted to $22.8 million as a result of net loss offset by non-cash charges and increased by working capital requirements due to increased sales activity. As of December 31, 1995, the Company had cash, cash equivalents and marketable securities of $30 million. Cash outflows from operations amounted to $.7 million in 1994 and cash inflows from operations in 1993 amounted to $1.6 million, resulting primarily from the Company's development programs and working capital requirements for sales of acquired products.

          The Company's funding requirements will depend on a number of factors, including the Company's development programs, product acquisitions, the level of resources required for the expansion of marketing capabilities, increased investment in accounts receivable and inventory which may arise from increased sales levels, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products, relationships with parties to collaborative agreements and the success of its acquisition activities.

          The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near term and long-term debt obligations from previous product acquisitions. In consideration of certain information furnished by the Company to the seller of certain product rights to the Company, the seller agreed to defer to 1996, $8 million of the Company's long-term debt obligations which was due and payable in 1995. Based upon its present plans, the Company believes that it may require additional funding in fiscal 1996. If additional funds are required, the Company believes that it has various alternative funding sources including bank debt, private debt financing, public and private equity financing and the sale or licensing of product rights.

Cash equivalents and marketable securities currently consist of immediately available money market fund balances and investment grade securities.

          Capital Expenditures.  Expenditures for fixed assets relate primarily
          ---------------------
to the relocation and expansion of office facilities in the United States by means of a purchase of an office facility and a combination office and warehouse facility. In anticipation of future growth, the Company relocated its corporate headquarters and principal operating facilities into these expanded facilities in the third quarter of 1993. Capital expenditures are not expected to be significant in the near term.

          Foreign Currency Fluctuations.  The Company has subsidiary operations
          ------------------------------
and performs certain development activities outside of the United States. As a result, the Company is subject to fluctuations in reported revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound.

          Concentration of Credit Risk.  The Company markets prescription
          -----------------------------
pharmaceuticals primarily to wholesale drug distributors, retail pharmacies, managed healthcare organizations and physicians in the United States and abroad. The Company performs certain credit evaluation procedures and does not require collateral. The Company maintains reserves for estimated credit losses.

          Inflation.  Although at reduced levels in recent years, inflation
          ----------
continues to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations has been minimal during the past three years.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements and supplementary data of the Company called for by this item are submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information relating to directors of the Company required to be furnished pursuant to this item is incorporated herein by reference to the sections titled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1996. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

          Information pertaining to executive compensation is incorporated herein by reference to the section titled "Election of Directors - Executive Compensation" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1996.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections titled "Principal Shareholders" and "Security Ownership of Management" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information relating to this item is incorporated herein by reference to the section titled "Agreements with Yamanouchi and Certain Other Transactions" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1996.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     Reference is made to the Index of Financial
     Statements and Financial Statement Schedules
     hereinafter contained...............................  F-1

     3.  EXHIBITS

     Reference is made to the Index of Exhibits
     hereinafter contained................................  E-1

(b)  REPORTS ON FORM 8-K

          During the fourth quarter ended December 31, 1995, no reports on Form 8-K were filed by the Company with the Securities and Exchange Commission.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ROBERTS PHARMACEUTICAL CORPORATION
                             ----------------------------------
                             (Registrant)


Date:  March 29, 1996     By:/s/ Robert A. Vukovich
                             ----------------------------------------
                             ROBERT A. VUKOVICH, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                    Title               Date
------------------------  -------------------------  --------------

/s/ Robert A. Vukovich    President & Director       March 29, 1996
------------------------  (Principal Executive
ROBERT A. VUKOVICH         Officer)


/s/ Peter M. Rogalin      Vice President, Treasurer  March 29, 1996
------------------------  & Director (Principal
PETER M. ROGALIN          Financial and Accounting
                          Officer)


/s/ Robert W. Loy         Director                   March 29, 1996
------------------------
ROBERT W. LOY


/s/ Anthony A. Rascio     Director                   March 29, 1996
------------------------
ANTHONY A. RASCIO


/s/ Yale Brozen           Director                   March 29, 1996
------------------------
YALE BROZEN


/s/ Takao Miyamoto        Director                   March 29, 1996
------------------------
TAKAO MIYAMOTO


/s/ Akihiko Matsubara     Director                   March 29, 1996
------------------------
AKIHIKO MATSUBARA


/s/ W. Robert Fowler      Director                   March 29, 1996
------------------------
W. ROBERT FOWLER


/s/ Digby W. Barrios      Director                   March 29, 1996
------------------------
DIGBY W. BARRIOS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       ROBERTS PHARMACEUTICAL CORPORATION

                                                       Page
                                                       ----

Report of Independent Accountants                      F-2

Consolidated Balance Sheets as of
 December 31, 1995, 1994 and 1993                      F-3

Consolidated Statements of Operations for the
 the years ended December 31, 1995, 1994 and 1993      F-4

Consolidated Statements of Cash Flows for the
 the years ended December 31, 1995, 1994 and 1993      F-5

Consolidated Statements of Changes in Shareholders'
 Equity for the years ended December 31, 1995, 1994
 and 1993                                              F-7

Notes to Consolidated Financial Statements             F-8

Schedules:*

Schedule II, Valuation and Qualifying Accounts         F-24



 __________

* Schedule I under Article 12 of Regulation S-X has been omitted because of the absence of the conditions under which certain information is required and because certain information required is presented in the financial statements and the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
of Roberts Pharmaceutical Corporation

We have audited the accompanying consolidated balance sheets of Roberts Pharmaceutical Corporation and Subsidiaries as of December 31, 1995, 1994 and 1993, and the related consolidated statements of operations, cash flows, changes in shareholders' equity for each of the three years in the period ended December 31, 1995 and the financial statement schedules on pages F-24 to F-26 on this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Pharmaceutical Corporation and Subsidiaries as of December 31, 1995, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 9 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

                                                         /s/Coopers Lybrand, LLP




Princeton, New Jersey
March 20, 1996

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                               December 31,    December 31,    December 31,
ASSETS                                            1993            1994          1995
------                                         ------------    ------------  ------------


Current assets:
 Cash and cash equivalents                      $  6,071        $  9,819       $ 16,357
 Marketable securities                            85,565          26,663         13,649
 Accounts receivable, net                         16,774          28,882         26,318
 Accounts receivable from shareholder              3,400           7,256            600
 Inventory                                        12,926          19,797         20,785
 Deferred tax assets                                 ---             ---         10,419
 Net assets held for sale                            ---             ---          4,300
 Other current assets                              3,110           3,784          1,342
                                                --------        --------       --------
   Total current assets                          127,846          96,201         93,770
Fixed assets, net                                 16,272          16,800         15,681
Intangible assets                                198,471         222,534        230,681
Other assets                                         514             657            158
                                                --------        --------       --------
   Total assets                                 $343,103        $336,192       $340,290
                                                ========        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Current installments of
  long-term debt                                $ 37,010        $ 34,277       $ 34,809
 Accounts payable                                 10,850           6,735         14,737
 Other current liabilities                         9,799          12,922         32,236
                                                --------        --------       --------
   Total current liabilities                      57,659          53,934         81,782
Long-term debt, excluding current installments    45,668          22,411         16,183
Deferred taxes payable                               ---             ---          6,311
Other liabilities                                    777             718            547
Shareholders' equity:
  Class B preferred stock, $.10
   par value, 10,000,000 shares
   authorized, none outstanding
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   18,327,936, 18,420,200 and
   18,536,590 outstanding                            187             188            189
Additional paid-in capital                       254,803         255,994        256,296
Cumulative translation adjustments                  (200)           (674)          (297)
Retained earnings (deficit)                      (15,554)          3,858        (20,484)
Treasury Stock, 387,594 shares of
  common stock, at cost                             (237)           (237)          (237)
                                                --------        --------       --------
   Total shareholders' equity                    238,999         259,129        235,467
                                                --------        --------       --------
   Total liabilities and
    shareholders' equity                        $343,103        $336,192       $340,290
                                                ========        ========       ========




The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                        Years Ended December 31,
                                                -----------------------------------------
                                                    1993           1994           1995
                                                -----------    -----------    -----------
Sales and revenue:
 Sales                                          $    55,612    $    87,437    $   113,380
 Other revenue                                        1,949          1,583             47
                                                -----------    -----------    -----------
Total sales and revenue                              57,561         89,020        113,427

Operating costs and expenses:
 Cost of sales                                       15,737         19,418         52,870
 Research & development                               8,389          9,546          6,108
 Marketing & administration                          25,585         34,254         47,576
                                                -----------    -----------    -----------
Total operating costs & expenses                     49,711         63,218        106,554
                                                -----------    -----------    -----------
Operating income                                      7,850         25,802          6,873
Other income (expense):
  Interest income                                     1,710          2,891          2,050
  Interest expense                                   (3,271)        (3,960)        (3,453)
  Other income (expense), net                           126            ---             49
                                                -----------    -----------    -----------
Total other income (expense)                         (1,435)        (1,069)        (1,354)
                                                -----------    -----------    -----------
Income from continuing operations
 before income taxes                                  6,415         24,733          5,519
Provision for income taxes                              ---         (4,115)        (2,816)
                                                -----------    -----------    -----------
Income from continuing operations                     6,415         20,618          2,703

Discontinued operations:
 (Loss) from operations of
  discontinued divisions,
  net of tax benefits
  of $0, $238 and $2,474, respectively                  813         (1,206)        (4,547)
 Estimated (Loss) on disposal of divisions,
  net of tax benefits
  of $0, $0 and $2,555, respectively                    ---            ---        (22,498)
                                                -----------    -----------    -----------

(Loss) income from discontinued operations              813         (1,206)       (27,045)
                                                -----------    -----------    -----------

Net (loss) income                               $     7,228    $    19,412    $   (24,342)
                                                ===========    ===========    ===========

Per share of common stock,
 primary and fully diluted:
 Net income from continuing operations                 $.41          $1.10           $.15
 Net (loss) from discontinued operations                .05           (.06)         (1.45)
                                                -----------    -----------    -----------
 Net (loss) income                                     $.46          $1.04         $(1.30)
                                                ===========    ===========    ===========

Weighted average number of common shares
 outstanding, primary and fully diluted:        $15,589,998    $18,708,000    $18,622,744
                                                ===========    ===========    ===========




The accompanying notes are an integral part of these financial statements

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    1993       1994       1995
                                                  --------   --------   --------
Cash flows from operating activities:
 Net income (loss)                                $  7,228   $ 19,412   $(24,342)
 Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
   Depreciation and amortization                     4,248      6,174      7,164
   Provision for losses on receivables                 344        622        130
   Provision for product sales returns               2,161      4,253      7,669
   Loss on discontinued operations                      --         --     22,498
   Foreign currency (losses) gains                     106        115        (31)
   Change in accounts receivable, unbilled
    revenue and advance billings                   (12,284)    (9,823)     1,187
   Change in other assets                              725        309      1,144
   Change in inventory                              (8,637)    (6,651)    (1,819)
   Change in accounts payable and
    other liabilities                                9,848     (3,158)    12,460
   Impact of discontinued operations                (2,094)   (11,906)    (3,298)
                                                  --------   --------   --------
    Total adjustments                               (5,583)   (20,065)    47,104
                                                  --------   --------   --------
   Net cash provided by (used in)
    operating activities                             1,645       (653)    22,762
                                                  --------   --------   --------

Cash flows from investing activities:
 Investment in marketable securities               (46,436)       ---        ---
 Redemption of marketable securities                   ---     58,902     13,013
 Purchases of intangible assets                     (8,297)   (14,272)    (1,552)
 Purchases of fixed assets                          (6,400)      (700)      (226)
 Impact of discontinued operations                    (164)    (1,406)      (243)
                                                  --------   --------   --------
 Net cash (used in) provided by
  investing activities                             (61,297)    42,524     10,992
                                                  --------   --------   --------

Cash flows from financing activities:
 Payments on notes payable and long
  term debt                                        (49,195)   (38,729)   (28,061)
 Net proceeds from issuance of common stock        110,377        656        803
 Impact of discontinued operations                    (230)       (16)        (7)
                                                  --------   --------   --------
 Net cash (used in) provided by financing
  activities                                        60,952    (38,089)   (27,265)
                                                  --------   --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                   (2)       (34)        49
                                                  --------   --------   --------

Change in cash and cash equivalents                  1,298      3,748      6,538
Beginning cash and cash equivalents                  4,773      6,071      9,819
                                                  --------   --------   --------

Ending cash and cash equivalents                  $  6,071   $  9,819   $ 16,357
                                                  ========   ========   ========




The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In thousands)

                                                          Years ended December 31,
                                                          ------------------------
                                                           1993     1994     1995
                                                          ------  -------  -------
 Supplemental cash flow information:
  Interest and dividends received                        $ 1,710   $2,891  $ 2,050
  Interest paid                                            3,408    3,726    2,979
  Income taxes paid                                           56    1,970      268

Non cash activities:
Present value of notes issued in
 connection with product acquisitions                    $72,918   $7,727  $18,279



The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                (In thousands)

                                  Common Stock       Additional    Retained    Cumulative     Trea-   Total
                            -----------------------  Paid-In       Earnings    Translation    sury    Shareholders'
                              Shares        Amount   Capital      (Deficit)    Adjustment     Stock   Equity
                            ---------     ---------  ----------    --------    -----------    -----   ------------

Balance,
 December 31, 1992           14,982,821        $150   $144,463     $(22,782)        ---       $(237)      $121,594

Issuance of common stock      3,732,709          37    110,340          ---         ---         ---        110,377
Cumulative translation
 adjustment                         ---         ---        ---          ---       $(200)        ---           (200)
Year ended December 31,
 1993 net income                    ---         ---        ---        7,228         ---         ---          7,228
                            -----------        ----   --------     --------       -----       -----       --------
Balance,
 December 31, 1993           18,715,530        $187   $254,803     $(15,554)      $(200)      $(237)      $238,999

Issuance of common stock         92,264           1      1,191          ---         ---         ---          1,192
Cumulative translation
 adjustment                         ---         ---        ---          ---        (474)        ---           (474)
Year ended December 31,
 1994 net income                    ---         ---        ---       19,412         ---         ---         19,412
                            -----------        ----   --------     --------       -----       -----       --------

Balance,
 December 31, 1994           18,807,794        $188   $255,994     $  3,858       $(674)      $(237)      $259,129
Issuance of common stock        116,390           1        302          ---         ---         ---            303
Cumulative translation
adjustment                          ---         ---        ---          ---         377         ---            377
Year ended December 31
1995 net loss                       ---         ---        ---      (24,342)        ---         ---        (24,342)
                            -----------        ----   --------     --------       -----       -----       --------

Balance,
December 31, 1995            18,924,184        $189   $256,296     $(20,484)      $(297)      $(237)      $235,467
                             ==========        ====   ========     =========      =====      ======      =========

The accompanying notes are an integral part of these financial statnts.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

     Basis of Presentation
     ---------------------

Roberts Pharmaceutical Corporation is an international pharmaceutical company which licenses, acquires, develops and commercializes post-discovery drugs in selected therapeutic categories. The Company currently markets approved pharmaceutical products in the United States, Canada, the United Kingdom and several other European countries. The consolidated financial statements include the accounts of Roberts Pharmaceutical Corporation and its majority-owned subsidiaries. All significant intercompany transactions are eliminated. All dollar amounts are presented in thousands, except for earnings per share.

     Revenue Recognition
     -------------------

Product sales, net of estimated future product returns, are recorded as products are shipped against customer orders.

Licensing revenues are recorded as earned under the terms of each underlying agreement and are included in other revenue.

     Cash Equivalents and Marketable Securities
     ------------------------------------------

Cash equivalents include all money market investments with original maturities of three months or less.

Marketable securities consist primarily of debt instruments with maturities of more than three months and are stated at amortized cost plus accrued interest, which approximates market.

     Inventories
     -----------

Inventories, consisting primarily of finished goods inventories, are stated at the lower of first-in, first-out cost or market.

     Use of Estimates
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, inventory obsolescence, future product returns, depreciation and amortization, employee benefit plans, taxes, discontinued operations and contingencies.

     Fixed Assets and Depreciation
     -----------------------------

Fixed assets are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets ranging from five to fifty years. Gains and losses on disposals are recognized in the year of the disposal. Expenditures for maintenance and repairs are expensed as incurred; significant renewals and betterments are capitalized.

     Intangible Assets
     -----------------

Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the estimated useful lives of the related assets which are estimated to range from ten to forty years. It is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.

     Foreign Currency Translation
     ----------------------------

The functional currency of the Company's European subsidiary is the U.S. dollar. Accordingly, its accounts are remeasured in dollars and translation gains and losses are included in income currently.

The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Translation gains and losses of the Company's Canadian subsidiary are accumulated as a separate component of Shareholders' Equity.

Included in the balance sheet at December 31, 1993, 1994 and 1995 is debt of $1,546, $4,673 and $1,849, respectively, denominated in British pounds.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentration of Credit Risk
     ----------------------------

The Company markets prescription and nonprescription pharmaceuticals primarily to wholesale drug distributors, retail pharmacies and physicians in the United States and abroad. The Company performs certain credit evaluation procedures and does not require collateral. The Company maintains reserves for estimated credit losses; at December 31, 1993, 1994 and 1995, the reserve for uncollectible accounts amounted to $2,199, $2,195 and $1,754, respectively.

At December 31, 1995, cash equivalents and marketable securities consisted of immediately available money market fund balances and investment grade debt and preferred stock securities with maturities of less than six months.

     Recently Issued Accounting Standards
     ------------------------------------

In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement, which will be adopted in 1996, addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used. It also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of. It establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. The effects of adoption of this statement are not expected to be material.

In 1996, the Company will adopt SFAS No. 123, "Accounting For Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition of the fair value of the stock grant as expense or disclosure of the expense amount. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted January 1, 1995. The adoption of the this standard will not impact the Company's results of operations, financial position or cash flows.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  REVENUES AND EXPENSES
    ---------------------

For the years ended December 31, 1993 and 1994, license revenues amounted to $1.8 million and $1.5 million, respectively.

Development expenses of the Company's products, including those funded under license agreements, are included in research and development.

3.  INVENTORY
    ---------

  Inventory consists of:
                                     December 31,
                               -------------------------
                                1993     1994     1995
                               -------  -------  -------
 Raw materials                 $ 3,972  $ 3,269  $ 3,539
 Finished goods                  8,954   16,528   17,246
                               -------  -------  -------
                               $12,926  $19,797  $20,785
                               =======  =======  =======


4.   FIXED ASSETS, NET

 Fixed assets consist of:

                                     December 31,
                               -------------------------
                                1993     1994     1995
                               -------  -------  -------
  Land and buildings           $14,431  $15,140  $14,823
  Office furniture and
  equipment                      3,634    3,786    2,588
  Leasehold improvements           139      139      109
                               -------  -------  -------
                               $18,204  $19,065  $17,520
  Less:  Accumulated
  depreciation and
  amortization                   1,932    2,265  $ 1,839
                               -------  -------  -------
                               $16,272  $16,800  $15,681
                               =======  =======  =======

 Land and buildings costs include interest of $423 for 1993.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INTANGIBLE ASSETS
    -----------------

  Intangible assets consist of:
                                                December 31,
                                        ----------------------------
                                         1993       1994      1995
                                        --------  --------  --------
 Product rights acquired                $190,496  $216,879  $245,287
 Goodwill                                 14,834    18,815     3,812
                                        --------  --------  --------
                                         205,330   235,694   249,099
 Less: Accumulated
   amortization                            6,859    13,160    18,418
                                        --------  --------  --------
                                        $198,471  $222,534  $230,681
                                        ========  ========  ========

6.  OTHER CURRENT LIABILITIES
    -------------------------

  Other current liabilities consist of:
                                           December 31,
                                    --------------------------
                                     1993     1994      1995
                                    ------   -------   -------
Accrued estimated loss on
 discontinuation of VRG
 and Homecare                          ---       ---   $ 8,848
Accrued estimated future
 product returns                    $6,250   $ 7,672    15,444
Accrued estimated medicaid
 rebates                               435       294     1,734
Income taxes payable                   816     2,967     3,707
Other accrued liabilities            2,298     1,989     2,503
                                    ------   -------   -------
                                    $9,799   $12,922   $32,236
                                    ======   =======   =======

 Product return reserves of $990, $1,279 and $2,336 been netted against accounts receivable for 1993, 1994 and 1995, respectively.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  LONG-TERM DEBT
    --------------

    Long-term debt consists of:

                                                   December 31,
                                           --------------------------
                                             1993      1994     1995
                                           -------   -------  -------

     Notes payable on product
      acquisitions at an imputed
      weighted average interest
      rate of 6.1%, 5.2% and
      5.75%                                $82,465   $56,592  $50,846
     Other notes payable                       213        96      146
                                           -------   -------  -------
                                            82,678    56,688   50,992
Less: Current installments                  37,010    34,277   34,809
                                           -------   -------  -------
                                           $45,668   $22,411  $16,183
                                           =======   =======  =======

 Principal payments in each of the next five years on long-term debt outstanding at December 31, 1995 amount to:

  1996...........................................$34,809
  1997...........................................  5,544
  1998...........................................  3,562
  1999...........................................  3,775
  2000...........................................  3,302
                                                  ------
                                                 $50,992
                                                 =======

 Notes payable are collateralized by acquired product rights. In consideration of certain information being furnished by the Company to the seller of certain product rights to the Company, $8 million which was due in 1995 is now required to be paid in 1996 and the principal payments in 1995 and 1996 have been reduced and increased, respectively, by that amount.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    SHAREHOLDERS' EQUITY
      --------------------

 The Company maintains stock option plans under which options to purchase shares of Common Stock are granted.

Stock option information:
                                   Years Ended December 31,
                               --------------------------------
                                 1993       1994        1995
                               ---------  ---------  ----------
   Number of stock options:

   Outstanding at the end
    of the period                531,345    966,654   1,175,710
   Exercise price range,        $   1.67  $    1.67   $   3.875
    outstanding options        to $36.50  to $25.00   to $25.00
   Exercisable at the end
    of the period                202,690    363,654     596,110
   Exercised during the
    period                        57,979     72,511     135,493
   Exercise price range,        $   1.67   $   1.67  $     1.67
    exercised options          to $21.63  to $25.00  to $25.00

9.  INCOME TAXES
    ------------

 The Company utilizes the asset and liability method for taxes, which requires that deferred income taxes be provided for the cumulative temporary differences between the financial and tax bases of the Company's assets and liabilities.

The provision (benefit) for income taxes consists of:

                         Years Ended December 31,
                       ----------------------------
                         1993      1994      1995
                       --------  --------  --------
Current
  Federal              $   235   $ 4,645    $3,641
  State and foreign        358        82        57
                       -------   -------    ------
  Total current        $   593   $ 4,727    $3,698
                       =======   =======    ======

Deferred
  Federal              $(1,156)      462      (728)
  State and foreign        563    (1,312)     (154)
                       -------   -------    ------
  Total deferred       $  (593)  $  (850)   $ (882)
                       =======   =======    ======

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A comparison of the provision for income taxes as reported, to a provision based on federal statutory rates and consolidated income before income taxes is as follows:


                                   Years Ended December 31,
                                -------------------------------
                                    1993        1994     1995
                                ------------  --------  -------

Provision (benefit) at
 federal statutory
 rates                              $ 2,458   $ 8,152    $1,876
Non-deductible expense                  321       599       404
State taxes net of
 federal effect                          50       287         3
Research and development
 credits                                ---      (744)      ---
Foreign net operating
 losses-valuation
 allowance                              ---       ---       405
Other                                  56        (641)      128
Reduction in federal
 valuation allowance                 (2,885)   (2,731)      ---
Reduction in state
 valuation allowance
 net of federal effect                  ---    (1,045)      ---
                                    -------   -------   -------
Provision (benefit)
for income taxes                    $   -0-   $ 3,877   $ 2,816
                                    =======   =======   =======

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and December 31, 1995 are presented below:

                                  December 31, 1994            December 31, 1995
                              -------------------------    --------------------------
Federal                       Debits           Credits     Debits             Credits
-------                       ------           -------     ------             -------
Deferred interest expense     $  700           $           $   ---            $
Inventory                        506                           767
Allowance for bad debts          612                           572
Accrued liabilities            1,733                         5,269
Depreciation                                       327                           424
Foreign items                  1,191                         1,648
Amortizable intangibles                          4,490                         6,668
Loss on Discontinuance           ---                         3,112
Other                            ---                            16
State taxes                    1,098               867       1,075               742
                              ------            ------     -------            ------
 Total                         5,840             5,684      12,459             7,834
  Valuation allowance -
   foreign                       ---               ---        (517)              ---
                              ------            ------     -------            ------
                              $5,840            $5,684     $11,942            $7,834
                              ======            ======     =======            ======

 At December 31, 1995, the Company has foreign net operating loss carryforwards of approximately $4,850 and net operating loss carryforwards for state tax purposes of approximately $11,000 which expire at various dates through 2002.

 A full valuation allowance was provided for certain foreign net operating losses since, based upon 1995 operating losses, realization of this tax asset is uncertain.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LEASES AND OTHER COMMITMENTS
     ----------------------------

 The Company leases office space and certain office equipment under operating leases. Minimum rental payments in each of the next five fiscal years required under leases which have initial or remaining lease terms in excess of one year are as follows:

                                               December 31, 1995
                                               -----------------

            1996  ......................             $1,723
            1997  ......................              1,346
            1998  ......................                913
            1999  ......................                575
            2000  ......................                383

 Rent expense for the years ended December 31, 1993, 1994, and 1995 was $1,972, $2,184 and $1,321, respectively.

 In accordance with several product acquisitions and licensing agreements and subject to certain cancellation rights reserved by the Company, the Company may be required to purchase inventory or make minimum payments totalling $51.9 million through 2001 and make royalty payments totalling $2 million through 1998.

11.  EMPLOYEE BENEFITS
     -----------------

 The Company has employment agreements with certain of its employees which provide them with continued compensation for a period of three to five years in the event of their termination by the Company and provide them with additional payments on termination by the Company equal to three to five times a portion of their average bonus and incentive compensation from July 1, 1988 to their termination date.

 The Company maintains an employee savings plan available to all employees who meet certain age and service requirements and may make discretionary contributions to the plan based on employee compensation or employee contributions. In the years ended December 31, 1993, 1994 and 1995, the Company contributions amounted to $152, $220 and $231, respectively.

 In 1993, the Company adopted a money purchase pension plan available to all employees who meet certain age and service requirements. The Company may make discretionary contributions to the plan based on employee compensation, and the Company can choose to terminate that plan at any time. In

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1993, 1994 and 1995, the Company recorded contributions amounting to $302, $0 and $217, respectively.

12.  CONTINGENCY
     -----------

 A shareholder class action suit has been instituted in the United States District Court for the District of New Jersey against the Company and certain of its officers for alleged violations of certain federal securities laws. The Company is not able to predict the outcome of this proceeding at this time, and management is not able to determine the amount of the potential liability, if any. The Company believes that it has complied with all of its obligations under the federal securities laws. The Company intends to defend vigorously against the plaintiff's allegations and considers such allegations to be without merit.

13.  ACQUISITIONS
     ------------

 In 1993, 1994 and 1995, the Company acquired inventory, trademarks and other rights to several products from various pharmaceutical companies. The aggregate price of these acquisitions was $79,939, $21,996 and $22,254, respectively, consisting of cash and notes payable. Goodwill and other intangibles related to acquisitions are being amortized on the straight-line basis over periods ranging from twenty-five to forty years.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SEGMENT REPORTING
     -----------------

 Selected financial information of the Company's geographic segments for the years ended December 31, 1993, 1994 and 1995 are as follows:

                                  Years Ended December 31,
                              -------------------------------
Geographic segments             1993       1994       1995
                              ---------  ---------  ---------

Revenues - nonaffiliates

     Domestic                 $ 40,406   $ 67,776   $ 90,177
     Foreign                    17,155     21,244     23,250
                              --------   --------   --------
                              $ 57,561   $ 89,020   $113,427
                              ========   ========   ========

Revenues - affiliates
     Domestic                 $    911   $    663   $    483
                              ========   ========   ========

Operating income (loss)
     Domestic                 $  6,944   $ 27,261   $ 10,795
     Foreign                     2,340      2,026     (1,424)
     Adjustments and
      eliminations              (1,434)    (3,485)    (2,498)
                              --------   --------   --------
                              $  7,850   $ 25,802   $  6,873
                              ========   ========   ========

Identifiable assets at end
 of period
     Domestic                 $312,097   $289,395   $294,247
     Foreign                    32,378     50,282     48,541
     Adjustments and
      eliminations              (1,372)    (3,485)    (2,498)
                              --------   --------   --------
                              $343,103   $336,192   $340,290
                              ========   ========   ========

 Intercompany revenues are based on market conditions at the time of sale. Foreign operations primarily include the results of operations in the United Kingdom, Canada and the Organization for Economic Cooperation and Development countries which include the Republic of Ireland, certain other Western European countries and Japan.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  RELATED PARTY TRANSACTIONS
     --------------------------

 In 1992 and 1993, the Company entered into contracts with Yamanouchi U.K. Limited, a subsidiary of Yamanouchi Pharmaceutical Co., Ltd. of Japan, for clinical trials research. These contracts have subsequently been assigned to Yamanouchi U.S.A. Inc., a subsidiary of Yamanouchi. As of December 31,
1993, 1994 and 1995, Yamanouchi owned 27.5, 27.5, and 27.2 percent of the Company's outstanding Common Stock, respectively. At December 31, 1993, 1994 and 1995 accounts receivable and unbilled revenues from these contracts totalled $3.4 million, $7.3 million, and $.6 million, respectively. Related revenues in the years 1993, 1994 and 1995 amounted to $16.9 million, $10.2 million and $.5 million, respectively. With the Company's decision to dispose of the contract research division, these revenues have been reclassified and reported in results from discontinued operations. In March 1995, the Company resolved a contract interpretation issue with Yamanouchi concerning billings for costs incurred by the Company under the clinical research contracts. As a result, 1994 contract research revenue and operating income were reduced by approximately $2.4 million. Net income for 1994 was reduced by approximately $1.5 million.

16.  DISCONTINUED OPERATIONS
     -----------------------

 In August 1995, the Company decided to seek a buyer for the assets of its Pronetics (Homecare) subsidiaries which are located in New York, New Jersey, North Carolina, and South Carolina. The Company expects the sale of Homecare to be completed in 1996 and to result in a loss at closing. In March 1996, the Company announced its plan to discontinue and divest, VRG, a contract research organization. The Company expects the sale of VRG to be completed in 1996 and to result in a loss at closing. Accordingly, the Company has charged current operations with the estimated loss on discontinuing Homecare and VRG of $22.5 million, including a provision of $6.9 million for operating losses until disposal of which $1.3 million has been utilized in the Third and Fourth Quarters of 1995. Revenues from VRG and Homecare for the years ended December 31, 1993, 1994, and 1995 were $32.1 million, $23.2 million, and $12.5 million, respectively. At December 31, 1995, net assets expected to be realized, consisting primarily of inventory, receivables, plant and equipment, total $4.3 million. The Company has also reclassified its consolidated financial statements to report separately the net assets expected to be realized and operating results of discontinued operations.

 The Company's loss on discontinued operations includes management's best estimates of the amounts expected to be realized on the sale of Homecare and VRG. The amounts the Company will ultimately realize could differ materially in the

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

near term from the amounts assumed in calculating the loss on disposal of Homecare and VRG.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

 The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities was estimated based on quotes obtained from brokers. The fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates.

                                  December 31, 1995
                             ---------------------------
                             Carrying Amount  Fair Value
                             ---------------  ----------

Cash and cash equivalents            $16,357     $16,357
Marketable securities                 13,649      13,552
Long-term debt                        50,846      49,400

 The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.

 Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

 Investments subject to this standard are required to be carried at fair value, unless they are held to maturity. There was no effect on the Company's income of adopting SFAS 115.

 The fair value of investment securities classified as available for sale, totaled $13,552 at December 31, 1995. These investment securities mature within one year.

                      ROBERTS PHARMACEUTICAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  QUARTERLY RESULTS OF OPERATIONS
     -------------------------------


 The following table presents summarized quarterly results for 1995 (in thousands, except per share data).

(Unaudited)

                             First     Second    Third      Fourth
                             --------  -------   --------   -------

  Revenues(1)                 $16,174  $30,364    $34,321   $32,568
  Gross Profit(1)              10,444   17,132     15,911    17,023
  Net Earnings                 (1,194) (10,633)(2)    331   (12,846)(3)

  Net earnings per share      $  (.06)   $(.57)      $.02     $(.69)

  _______________

  (1) Revenues and gross profit have been adjusted to those previously reported on Form 10-Q to reflect the Company's decision to dispose of its Homecare and VRG divisions. (See Note 16)

  (2) Includes a $10.992 million charge for disposal of Homecare division.

  (3) Includes a $11.506 million charge for disposal of VRG division.

                      ROBERTS PHARMACEUTICAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  QUARTERLY RESULTS OF OPERATIONS
  -------------------------------

  The following table presents summarized quarterly results for 1994 (in thousands, except per share data).

                                          (Unaudited)

                              First    Second   Third    Fourth
                              -------  -------  -------  ----------

    Revenues(1)               $18,704  $20,729  $27,832     $21,755
    Gross profit(1)            14,593   15,834   21,669      15,923
    Net earnings                4,162    4,429    4,915(2)    5,906(3)

  Net earnings per share         $.23     $.24     $.27        $.32
  _______________

  (1) Revenues and gross profit have been adjusted to those previously reported on Form 10-Q to reflect the Company's decision to dispose of its Homecare and VRG divisions. (See Note 16)

  (2) Includes a $2.7 million charge against revenues and a $1.0 million increase in general and administrative expenses resulting from an increase in estimated reserves for contracts with a related party. (See Note 15.) As a result, operating income and net income were reduced by approximately $3.7 million and $2.6 million, respectively.

  (3) Includes a reduction in estimated reserves for receivables and estimated liabilities. These adjustments increased operating income and net income by $2.7 million and $1.6 million, respectively.

                                                                     SCHEDULE II

                      ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEAR ENDED DECEMBER 31, 1995


                                                          Additions
                              Balance        -----------------------------------              Balance
                              Beginning of        Charged to        Charged to                End of
                              Period          Costs and Expenses  Other Accounts  Deductions  Period
                              ------------    ------------------  --------------  ----------  -------
Allowance for uncollectibles     $2,195              $  130              ---       $  (571)    $ 1,754

Allowance for return goods       $8,951              $7,669           $6,154(1)    $(4,994)    $17,780

Deferred tax valuation allowance $   --              $  517                --            --    $   517


(1)  Allowance established in connection with product acquisitions.

                                                                     SCHEDULE II

                      ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEAR ENDED DECEMBER 31, 1994

                                                           Additions
                              Balance         ----------------------------------              Balance
                              Beginning of        Charged to        Charged to                End of
                              Period          Costs and Expenses  Other Accounts  Deductions  Period
                              ------------    ------------------  --------------  ----------  -------
Allowance for uncollectibles     $2,199              $  622           $  270       $  (896)   $2,195

Allowance for return goods       $7,240              $4,253           $4,485(1)    $(7,027)   $8,951


(1)  Allowance established in connection with product acquisitions.

                      ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEAR ENDED DECEMBER 31, 1993

                                                           Additions
                              Balance         ---------------------------------               Balance
                              Beginning of        Charged to        Charged to                End of
                              Period          Costs and Expenses  Other Accounts  Deductions  Period
                              ------------    ------------------  --------------  ----------  -------
Allowance for uncollectibles     $1,097              $  344              758            ---    $2,199

Allowance for return goods       $  382              $2,161           $7,212(1)     $(2,515)   $7,240


(1)  Allowance established in connection with product acquisitions.

                                 Exhibit Index

Exhibit No.
-----------

zz 2.2.03  Agreement and Plan of Merger, dated March 1992, among the Company,
           NCRC of New Jersey, Inc., a wholly owned subsidiary of the Company, and National Clinical Research Center, Inc. ("NCRC"). Upon the request of the Securities and Exchange Commission, the Company agrees to furnish a copy of schedules 3.A.1 through 3.A.30 to the Agreement and Plan of Merger described as follows: 3.A.1-Good Standing of NCRC; 3.A.2-List of NCRC Subsidiaries; 3.A.3-Authorized Capitalization of NCRC; 3.A.4-Financial Statements of NCRC; 3.A.5-Records and Books of Account of NCRC; 3.A.6-Organization Documents with respect to NCRC; 3.A.7-Liabilities of NCRC; 3.A.8-Tax Claims Against NCRC; 3.A.9-Liens and Encumbrances Against NCRC Assets; 3.A.10- List of NCRC Assets; 3.A.11- Intellectual Property Rights of NCRC; 3.A.12-List of NCRC Insurance Policies; 3.A.13-Contracts and Commitments Involving NCRC; 3.A.14-Customers and Suppliers of NCRC; 3.A.15-Legal Proceedings Involving NCRC; 3.A.17-NCRC Licenses; 3.A.21- Actions by NCRC not in the Ordinary Course; 3.A.23-List of Capital Projects and Expenditures by NCRC; 3.A.24-List of Employees of NCRC and Past and Future Compensation; 3.A.28-ERISA Plans of NCRC; 3.A.29-Environmental Claims Involving
           NCRC; 3.A.30-Aging Schedule of Accounts Receivable of NCRC.

zz 2.2.04  Form of Escrow Agreement to be used in connection with the Agreement and Plan of Merger, dated March 1992, among the Company, NCRC of New Jersey, Inc., a wholly owned subsidiary of the Company, and NCRC.

o    3.1   Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of the State of New Jersey on February
           1, 1988 and Certificates of Amendment thereto dated February 2, 1988 and October 31, 1989, respectively.

y    3.2   By-laws of the Registrant, as amended.

+    4.3   Form of Specimen Certificate, Roberts Pharmaceutical Corporation
           Common Stock.

+   10.1   License Agreement (United States), dated November 6, 1989, between
           Roberts and Istituto Biologico Chemioterapico (ABC) S.p.A.

+   10.2   License Agreement (United Kingdom), dated November 6, 1989, between
           Roberts and Istituto Biologico Chemioterapico (ABC) S.p.A.

o   10.3   License Agreement, dated January 1, 1985, between the National
           Technical Information Service and Roberts.

o   10.4   Agreement, dated October 1, 1985, between Hafslund Nycomed Pharma AG
           (formerly CL Pharma AG) and Roberts Laboratories, Inc., a wholly owned subsidiary of Roberts.

aa  10.4.1 Amendment, dated January 19, 1994, to Agreement, dated October 1,
           1985, between Hafslund Nycomed Pharma AG and Roberts Laboratories, Inc., a wholly owned subsidiary of Roberts.

o   10.16  Agreements and other documents of Roberts, Hafslund Nycomed AG and
           Linz-Roberts, Inc. including the following exhibits thereto:

          (a) Subscription and Shareholders Agreement, dated December 1, 1985, between Roberts, Hafslund Nycomed Pharma AG and Linz-Roberts, Inc., including the following exhibits thereto:

              (i)   Certificate of Incorporation of Linz-Roberts, Inc.

              (ii)  By-Laws of Linz-Roberts, Inc.

              (iii) License Agreement, dated January 1, 1985, between the
                    National Technical Information Service and Roberts. (See Exhibit 10.3)

              (iv)  Agreement of Assignment, dated December
                    1, 1985, between Roberts and Linz-Roberts, Inc.

              (v) Research and Development Agreement, dated as of December 1, 1985, between Vukovich Research Group, Inc. and Roberts

        (b) License and Distribution Agreement, dated December 1, 1985, between Roberts and Hafslund Nycomed Pharma AG.

o   10.17    License Agreement, dated October 31, 1988, between the Salk
             Institute for Biological Studies and Roberts.

(*) bb 10.21 Employment Agreement, dated as of December 20, 1994, between
             Roberts and Robert A. Vukovich.

(*) bb 10.23 Employment Agreement, dated as of December 20, 1994, between
             Roberts and Robert W. Loy.

(*) bb 10.24 Employment Agreement, dated as of December 20, 1994, between
             Roberts and Anthony A. Rascio.

    o 10.25 Lease Agreement between John Donato, Jr. d/b/a Mid Atlantic Industrial Co. and Vukovich Research Group, Inc. relating to Eatontown, New Jersey premises.

    o 10.26 Rental Deposit Deed, dated September 28, 1988, between the University of Surrey and Roberts relating to the leased office space in Guildford, England.

    o 10.27 Underlease, dated September 28, 1988, between the University of Surrey and Roberts relating to the leased office space in Guildford, England.

   xx 10.42 Distribution Agreement, dated February 15, 1991, between Roberts and Flint Laboratories (Canada) Ltd.

   ++ 10.43 Agreement for Products and Sale of Assets, dated March 6, 1991, between Norwich Eaton Pharmaceuticals, Inc. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

   y   10.48 License Agreement, dated as of August 1, 1991, between
             Bristol-Myers Squibb Co. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

   y   10.51 Agreements of Roberts Laboratories Inc., a wholly owned subsidiary at Roberts, Boehringer Ingelheim Limited, Windsor Healthcare Limited and Altam Pharmaceuticals Limited:

          (a) Agreement, dated December 5, 1991, by and among Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, Boehringer Ingelheim Limited and Windsor Healthcare Limited.

          (b) Supplemental Agreement, dated December 5, 1991, by and among Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, Boehringer Ingelheim Limited and Windsor Healthcare Limited.

   y   10.52  Dopar Agreement for Purchase and Sale of Assets, dated December 6,
              1991, between Norwich Eaton Pharmaceuticals, Inc. and Roberts
              Laboratories Inc., a wholly owned subsidiary of Roberts.

   k   10.53  Agreements of Roberts, Roberts Laboratories Inc. and Monmouth
              Pharmaceuticals Ltd., wholly owned subsidiaries of Roberts, American Home Products Corporation, John Wyeth & Brother Limited and Ayerst, McKenna & Harrison Inc.

          (a) Agreement, dated December 20, 1991, by and among Roberts, Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, American Home Products Corporation, John Wyeth & Brother Limited and Ayerst, McKenna & Harrison, Inc.

          (b) Manufacturing Agreement, dated December 24, 1991, between John Wyeth & Brother Limited and Monmouth Pharmaceuticals Ltd., a wholly owned subsidiary of Roberts.

          (c) AHPC License Agreement, dated December 24, 1991, between American Home Products Corporation and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

          (d) The Ayerst License Agreement, dated December 24, 1991, between Ayerst, McKenna & Harrison Inc. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

          (e) The Wyeth License Agreement, dated December 24, 1991, between John Wyeth & Brother Limited and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

          (f) Distribution Agreement, dated December 24, 1991, between John Wyeth & Brother Limited and Monmouth Pharmaceuticals Ltd., a wholly owned subsidiary of Roberts.

          (g) Assignments, each dated December 24, 1991, between American Home Products Corporation and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

          (h) Assignment, dated December 24, 1991, between John Wyeth & Brother Limited and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

k  10.55  Stock Purchase Agreement, dated as of January 22, 1992, between
          Roberts and Yamanouchi Pharmaceutical Co., Ltd., including Shareholder Agreement dated as of January 22, 1992 between Dr. Robert A. Vukovich and Yamanouchi Pharmaceutical Co., Ltd. which comprises Annex A to such agreement.

j  10.56  Distribution Agreement, dated March 31, 1992, between Research
          Industries Corporation and Roberts Pharmaceutical of Canada Inc., a wholly owned subsidiary of Roberts.

j  10.57  License Agreement, dated April 2, 1992, between Bayer AG and Roberts
          Laboratories Inc., a wholly owned subsidiary of Roberts.

j  10.58  License Agreement, dated April 10, 1992, between Ortho Pharmaceutical
          Corporation and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

j  10.59  Purchase Agreement, dated July 6, 1992, between Galen Limited and
          Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

kk 10.60 Asset Purchase Agreement, dated September 29, 1992, between Smith-Kline Beecham Pharmaceuticals, an unincorporated division of Smith-Kline Beecham Corporation, and Roberts Laboratories Inc, a wholly owned subsidiary of Roberts.

j  10.61  Agreement for Purchase and Sale of COMHIST Assets, dated November 24,
          1992, between Procter & Gamble Pharmaceuticals, Inc. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Schedules 1.1(a) through 6.11 and Exhibits A through C to the Agreement for Purchase and Sale of COMHIST Assets as follows:
          1.1(a) - Schedule of Trademarks; 1.1(b) - Schedule of Know-How;
          1.1(d) -Tooling Schedule; 1.4 -Allocation of Purchase Price Schedule; 6.6(4) -Intellectual Property Claims Schedule; 6.10 - Schedule of Customers; 6.11 - Financial Information Schedule; A - Form of Trademark Assignment; B - Form of Bill of Sale; C -Contract Manufacturing Agreement.

j 10.62 Agreements between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and Bristol-Myers Squibb Company:

     (a) QUIBRON Sale Agreement, dated as of December 15, 1992.
     (b) QUIBRON Supply Agreement, dated as of December 15, 1992.
     (c) Security Agreement, dated as of December 15, 1992.

j  10.63  Purchase and Sale Agreement, dated December 21, 1992, between The Du
          Pont Merck Pharmaceutical Company and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

j  10.64  Asset Purchase Agreement, dated December 28, 1992, between G.D. Searle
          & Co. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits A and B, Schedules 1.12 through 4.2(d), and various miscellaneous assignments of copyrights and trademarks to the Asset Purchase Agreement as follows: A - Security Agreement; B - Supply Agreement; 1.12 -Product Registrations,
          2.3 - Purchase Price Allocations; 4.1(c) - Contracts Requiring Consents; 4.1(f) - Pending Suits and Claims; 4.1(g) - Compliance; 4.1(h) - Material Contracts; 4.1(i) - Exceptions to Ownership of Intellectual Property; 4.1(j) - Financial Information; 4.1(l) - Customer List; 4.1(m) -Material Adverse Changes; 4.2(d) - Buyer's Financial Statements; assignments of copyrights; assignments of trademarks.

j  10.65  Asset Purchase Agreement, dated March 23, 1993, by and between Searle
          Canada, Inc. and Roberts Laboratories Inc., a wholly owned subsidiary of the Company. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibit A and Schedules 1.5(a) through 5.19 to the Asset Purchase Agreement as follows: A - Supply Agreement; 1.5(a) - Sales Retained by Seller; 1.5(b) - Pricing Prior to Closing; 1.10 -Product Registrations;
          4.1(c) -Contracts Requiring Consents; 4.1(f) - Pending Suits and Claims; 4.1(g) - Compliance; 4.1(h) - Material Contracts; 4.1(i) - Exceptions to Ownership of Intellectual Property; 4.1(j) - Financial Information; 4.1(l) -Customer List; 4.1(m) - Material Adverse Changes;
          5.19 -Packaging Charges.

#  10.67    Copy of form of Option Agreement used in connection with options granted under the Roberts Pharmaceutical Corporation Restricted
            Stock Option Plan.

#  10.68    Copy of form of Option Agreement used in connection with options granted under the Roberts Pharmaceutical Corporation Incentive Stock
            Option Plan.

j  10.69    Rebate Agreement, dated November 11, 1992, between the Secretary of
            Health and Human Services and Roberts Laboratories, Inc., a wholly owned subsidiary of Roberts.

(**)b10.70  Roberts Pharmaceutical Corporation Incentive Stock Option Plan.

(**)b10.71  Roberts Pharmaceutical Corporation Restricted Stock Option Plan.

a 10.72 License Agreement, dated as of March 27, 1993, by and among Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, Sawai Pharmaceutical Co., Ltd. and Grelan Pharmaceutical Co., Ltd.

a 10.73 Agreements, dated as of May 5, 1993, between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and Glaxo Canada Inc., dated as of May 5, 1993.

            (a) First Asset Purchase Agreement.
            (b) Promotion Agreement.
            (c) Supply Agreement.
            (d) Distribution Agreement.
            (e) License Agreement.
            (f) Registered User Agreement.
            (g) Assignment of Trademarks.
            (h) Second Asset Purchase Agreement.

a  10.74    Stock Purchase Agreement, dated August 30, 1993, by and among
            Roberts, Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S.A.
            Inc.

aa 10.75 Amendment to Stock Purchase Agreement, dated August 30, 1993, by and among Roberts, Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S.A. Inc.

aa 10.76 Agreements, dated as of September 14, 1993, among Bristol-Myers Squibb Company, Bristol-Myers Squibb Company Canada Inc. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

            (a)    COLACE Et Al. Sale Agreement.
            (b)    COLACE Et Al. Supply Agreement.
            (c)    Security Agreement.
            (d)    Notice of Security Interest in Trademark.
            (e)    Assignment of Collateral.
            (f)    Guaranty.

aa 10.77 Underwriting Agreement, dated September 27, 1993, by and among Roberts,
         Morgan Stanley & Co., Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several underwriters.

bb 10.78 License Agreement, dated as of July 6, 1994, between The Rockefeller
         University and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

bb 10.79 Agreements between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and SmithKline Beecham Pharmaceuticals, an unincorporated division of SmithKline Beecham Corporation:

         (a) TIGAN Asset Purchase Agreement dated as of March 27, 1995. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits A through D and Schedules 5.4 through
             5.11 and Appendix I as follows: A - List of Products; B - Assignment and Assumption Agreement; C -Promissory Note; D - Transitional Services Agreement; 5-4 - Financial Information; 5.5 - Litigation; 5.6 -Inventory; 5.7 - Product Formulas; 5.8 -Regulatory Issues; 5.9 - FDA and Other Administrative Approvals, Registrations and Permits; 5.11 -Intellectual Property Rights; I - Purchase Price Adjustments.
         (b) EMINASE Asset Purchase Agreement dated as of March 27, 1995. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits A through D, Schedules 2.1(a)(1) through 5.11 and Appendices I and II as follows: A - List of Products; B - Manufacturing Agreement; C - Promissory Note; D - Transitional Services Agreement; 2.1(a)(1) -Transferable Product Rights; 2.1(a)(2) - Non-Transferable Product Rights; 2.1(b)- Transferred Contracts; 5.4 - Financial Information; 5.5 - Litigation; 5.6 -Inventory; 5.7 - Product Formulas; 5.8 - Regulatory Issues; 5.9 - FDA and Other Administrative Approvals, Registrations and Permits; 5.11 - Intellectual Property Rights; I - Territories; II - Purchase Price Adjustments.

   10.80 Distribution Agreement, dated February 23, 1995, between Roberts Laboratories, Inc., a wholly owned subsidiary of the Company, and Merck and Co., Inc. with respect to NOROXIN.

   21.   Subsidiaries of the Registrant.

   23.   Consent of Coopers & Lybrand L.L.P.

cc 27.   Financial Data Schedules.

(*) Constitutes a management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(**)Constitutes a compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

y Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 33-44441).

o Incorporated by reference to the identically numbered exhibit to Registrant's Registration Statement on Form S-1 (Registration No. 33-31876).

+ Incorporated by reference to the identically numbered exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Registration No. 33-31876).

x Incorporated by reference to the identically numbered exhibit to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Registration No. 33-31876).

z Incorporated by reference pursuant to the identically numbered exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Registration No. 33-40636).

k Incorporated by reference to the identically numbered exhibit to Registrant's Registration Statement on Form S-1 (Registration No. 33-45069).

# Incorporated by reference to the identically numbered exhibit to Registrant's Registration Statement on Form S-8 (Registration No. 33-34767).

a Incorporated by reference to the identically numbered exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 33-68080).

b Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 33-51198).

@ Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

zz Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

j Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

aa Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

bb Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

cc   Financial Data Schedules are submitted in electronic format only.

xx Incorporated by reference to Registrant's Current Report on Form 8-K, dated February 15, 1991.

++ Incorporated by reference to Registrant's Current Report on Form 8-K, dated March 6, 1991.

vv Incorporated by reference to Registrant's Current Report on Form 8-K, dated November 5, 1991.

kk Incorporated by reference to Registrant's Current Report on Form 8-K, dated September 29, 1992.