Form 10-Q
ROBERTS PHARMACEUTICAL CORP
filed 1996-05-20
CIK 853022

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number:  1-10432
March 31, 1996


                       ROBERTS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


    NEW JERSEY                                               22-2429994
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  MERIDIAN CENTER II
  4 INDUSTRIAL WAY WEST
  EATONTOWN, NEW JERSEY                                       07724
(Address of principal executive offices)                    (Zip Code)


              (Registrant's telephone number, including area code:
                                 (908) 389-1182


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes [X]    No [_]



              Class                              Outstanding Shares at
                                                  May 17, 1996
          Common Stock                           18,561,440

                       ROBERTS PHARMACEUTICAL CORPORATION

                                     INDEX

                                                           Page


Part I

     Item 1 - Financial Statements                           2

     Item 2 - Management's Discussion and Analysis           7


Part II

     Item 1 - Legal Proceedings                             10

     Item 6 - Exhibits and Reports on Form 8-K              11


Signatures                                                  12

PART I.  FINANCIAL STATEMENTS

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                       March 31,        December 31,
                                            1996                1995
                                       ---------        ------------

     ASSETS:

     Current assets:
          Cash and cash equivalents      $27,399             $16,357
          Marketable securities            6,122              13,649
          Accounts receivable, net        11,866              26,318
          Accounts receivable from
               shareholder                     0                 600
          Inventory                       20,914              20,785
          Deferred tax assets             10,419              10,419
          Net assets held for sale         4,300               4,300
          Other current assets             2,692               1,342
                                       ---------           ---------
          Total current assets            83,712              93,770

     Fixed assets, net                    15,562              15,681
     Intangible assets                   228,981             230,681
     Other assets                            165                 158
                                       ---------           ---------
          Total assets                  $328,420            $340,290
                                       =========           =========


     The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (In thousands)
                                  (Unaudited)

                                        March 31,        December 31,
                                             1996               1995
                                        ---------        -----------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of
          long-term debt                  $27,161             $34,809
     Accounts payable                      13,329              14,737
     Other current liabilities             33,936              32,236
                                        ---------         -----------
     Total current liabilities             74,426              81,782

Long-term debt, excluding
     current installments                  16,171              16,183
Deferred taxes payable                      6,311               6,311
Other liabilities                             517                 547

Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, none issued                - - -               - - -

Common stock, $.01 par,
     50,000,000 shares authorized,
     18,546,090 and 18,536,590
     outstanding                              189                 189

Additional paid-in capital                256,435             256,296
Cumulative translation adjustments           (273)               (296)

Retained earnings (deficit)               (25,119)            (20,485)
Treasury stock, 387,594 shares
     of common stock, at cost                (237)               (237)
                                        ---------         -----------
     Total shareholders' equity           230,995             235,467
                                        ---------         -----------
     Total liabilities and
     shareholders' equity                $328,420            $340,290
                                        =========         ===========


The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)
                                  (Unaudited)


                                                                 For the three months
                                                                    ended March 31,

                                                                1996               1995
                                                              -------            -------
Sales and Revenue:
     Sales                                                    $17,216            $16,162
     Other revenue                                                 12                 11
                                                              -------            -------
Total sales and revenue                                        17,228             16,173
                                                              -------            -------
Operating costs and expenses:
     Cost of sales                                              8,748              5,718
     Research & development                                     1,149              2,034
     Marketing & administration                                12,989              9,000
                                                              -------            -------
Total operating costs & expenses                               22,886             16,752
                                                              -------            -------
Operating loss                                                 (5,658)              (579)
                                                              -------            -------
Other income (expense):
     Interest income                                              438                496
     Interest expense                                            (651)              (689)
     Other income (expense), net                                   25                 27
                                                              -------            -------
Total other income (expense)                                     (188)              (166)
                                                              -------            -------
Loss from continuing operations before
     income taxes                                              (5,846)              (745)

Benefit from income taxes                                      (1,634)              (236)
                                                              -------            -------
Loss from continuing operations                                (4,212)              (509)

Discontinued operations

     (Loss) from operations of discontinued Pronetics
      and VRG Divisions, net of tax benefits of
      $0, and $428, respectively                                    0               (685)
                                                              -------            -------
Net income (loss)                                             ($4,212)           ($1,194)
                                                              =======            =======
Per share of common stock, primary and fully diluted:

Loss from continuing operations                                ($0.22)            ($0.03)
Net loss from discontinued operations                           $0.00             ($0.03)
                                                              -------            -------
Net loss                                                       ($0.22)            ($0.06)
                                                              =======            =======
Weighted average number of common shares
     outstanding, primary and fully diluted:               18,722,259         18,705,880

The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                        For the three months
                                                           ended March 31,
                                                       1996             1995
                                                     -------           ------

Cash flows from operating activities:                $11,781           $5,976
                                                     -------           ------
Cash flows from investing activities:
     Redemption of marketable securities               7,527            2,869
     Purchases of intangible assets                      (40)          (2,664)
     Purchases of fixed assets                           (78)            (262)
     Impact of discontinued operations                     2                1
          Net cash provided by used in               -------           ------
               investing activities                    7,411              (56)
                                                     -------           ------
Cash flows from financing activities:
     Payments on notes payable and
          long term debt                              (8,280)          (4,875)
     Net proceeds from issuance of
          common stock                                  (217)             488
     Impact of discontinued operations                   355               (3)
             Net cash used in                         ------           ------
                  financing activities                (8,142)          (4,390)
                                                      ------           ------
Exchange rate changes on cash and
          cash equivalents                                (8)             (26)
                                                     -------           ------
Change in cash and cash equivalents                   11,042            1,504
Beginning cash and cash equivalents                   16,357            9,819
                                                     -------           ------
Ending cash and cash equivalents                     $27,399          $11,323
                                                     =======          =======

Supplemental cash flow information:
    Interest and dividends received                     $438             $496
    Interest paid                                         62              176
    Income taxes paid                                  - - -            2,019

Non cash activities:
    Present value of notes issued in
       connection with product acquisitions            - - -          $18,279




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

     2.   Inventory
          ---------

          Inventory at March 31, 1996 consists of:


                         Raw Materials       $ 3,588
                         Finished Goods       17,326
                                              ------
                         Total               $20,914
                                              ======

     3.   Contingency
          -----------

          A shareholder class action suit has been instituted in the United States District Court for the District of New Jersey against Roberts Pharmaceutical Corporation and certain of its officers for alleged violations of certain federal securities laws. The Company is not able to predict the outcome of this proceeding at this time, and management is not able to determine the amount of the potential liability, if any. Roberts Pharmaceutical believes that it has complied with all of its obligations under the federal securities laws. Roberts Pharmaceuticals intends to defend vigorously against the plaintiff's allegations and considers such allegations to be without merit.

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Results of Operations
     Three months ended March 31, 1996 and 1995

     Corporate Revenues
     ------------------

     Total revenue for the three months ended March 31, 1996 increased $1.0 million as compared with the first three months of 1995. This increase was the result of a $1.0 million increase in product revenue.

     Product Sales
     -------------

     For the three months ended March 31, 1996, product sales increased $1.0 million from $16.2 million to $17.2 million primarily as a result of an increase in demand for the Company's newer products, NOROXIN and TIGAN. U.S. product sales increased $0.6 million from $10.9 million to $11.5 million. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals Ltd., decreased slightly by $0.1 million from $2.9 million to $2.8 million. Sales of the Company's Canadian subsidiary increased $0.5 million from $2.4 million to $2.9 million.

     Cost of Sales
     -------------

     For the three months ended March 31, 1996, cost of sales amounted to 50.8% of product sales, a 15.4 percentage point increase as compared to the prior year's comparable period. This increase in cost of sales and corresponding decrease in gross profit percentage is primarily the result of the addition of NOROXIN as well as a decrease in sales of some higher margin products. With the continued distribution of NOROXIN, the Company expects cost of sales and gross profit as percentages of product sales to be similarly impacted for the foreseeable future.

     Research and Development
     ------------------------

     Research and development expenses decreased $0.9 million to $1.1 million during the three months ended March 31, 1996 as compared to the comparable prior year period. This decrease is due to a reduced level of expenditure required to support the Company's development program for AGRELIN.

     Marketing and Administration Expenses
     -------------------------------------

     For the three months ended March 31, 1996, Marketing and Administration expenses increased $3.9 million from $9.0 million to $12.9 million. Marketing expenses increased $2.9 million as a result of promotional activities for new products and the expansion of sales forces in the United States, United Kingdom and Canada. Administration expenses increased $1.0 million primarily as a result of an increase in salaries, insurance, charitable product contributions, distribution expenses, and other corporate support costs totalling $0.8 million, and a $0.2 million increase in amortization of intangibles related to product acquisitions.

     Interest Income and Expense
     ---------------------------

     Interest income decreased $0.1 million as a result of a decrease in invested marketable securities. Interest expense remained stable at $0.6 million.

     Income Taxes
     ------------

     For the three months ended March 31, 1996 and 1995 income tax expense represents a normal statutory rate of continuing operations except for certain taxes related to foreign operations.

     Liquidity and Capital Resources
     -------------------------------

     For the three months ended March 31, 1996, cash flows from operating activities amounted to $11.8 million. This resulted from a $15.1 million decrease in accounts receivable and $2.5 million of non cash charges, offset by the Company's net loss and $1.6 million of increased working capital requirements. Cash flows from operating activities in the comparable 1995 period amounted to $6.0 million, resulting primarily from a decrease in accounts receivable and non cash charges offset by the Company's net loss and increased working capital requirements. As of March 31, 1996, the Company had cash, cash equivalents, and marketable securities of $33.5 million. This balance results primarily from the public offering of Common Stock completed in October, 1993.

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


     Foreign Currency Fluctuations
     -----------------------------

     Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar.

     Item 1.  Legal Proceedings

     The Company previously reported in its Current Reports on Form 8K dated April 10, 1995 and June 26, 1995, respectively, and its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, that two shareholder class action suits had been instituted against it and certain of its officers in the United District Court for the District of New Jersey. The second suit filed by Dieter Zander has been voluntarily dismissed by the plaintiff.
     The first complaint, as amended, was filed by Grace Cowit on behalf of all persons who purchased shares of the Company's Common Stock between November 7, 1994 and May 31, 1995.

     Item 6  Exhibits and Reports on Form 8K
             Reports on Form 8K



     Date of Report    Item
     --------------    ----

     03/20/96 Roberts Pharmaceutical Corporation announces it has filed the first of several process patents with the U.S. Patent and Trademark Office for improved methods for the chemical synthesis of anagrelide, the active ingredient in AGRELIN(R) whose New Drug Application is currently under active regulatory review by the Food and Drug Administration. The Company also announces that this patent application was also submitted to international markets including Europe, Scandinavia and Japan.

     03/20/96 Roberts Pharmaceutical Corporation announces that it has received notice from the Food and Drug Administration that the Company's New Drug Application for AGRELIN(R) (anagrelide) has been officially accepted for filing, effective January 29, 1996.

     03/26/96 Roberts Pharmaceutical Corporation announces that the Food and Drug Administration has requested additional information regarding the Company's New Drug Application for PROAMATINE(TM) (midodrine).

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:  _________________       _____________________________
                                         Peter M. Rogalin
                                         Vice President and Treasurer



     Date:  ________________        _____________________________
                                         Peter M. Rogalin
                                         Chief Accounting Officer