Form 10-Q
period 1996-06-30
ROBERTS PHARMACEUTICAL CORP
filed 1996-08-14
CIK 853022

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended                          Commission File Number: 1-10432
June 30, 1996


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

                                                        Yes  X     No
                                                            ---       ----

        Class                                         Outstanding Shares at
                                                      August 13, 1996
   Common Stock                                       19,187,648

                      ROBERTS PHARMACEUTICAL CORPORATION

                                     INDEX

                                                                  Page

PART I
                Item 1 - Financial Statements                       2

                Item 2 - Management's Discussion and Analysis       8


PART II
                Item 1 - Legal Proceedings                         11

                Item 6 - Exhibits and Reports on Form 8-K          12

Signatures                                                         14

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                         June 30, 1996       December 31, 1995
                                         -------------       -----------------

ASSETS:

  Current assets:
     Cash and cash equivalents            $ 15,143              $ 16,357
     Marketable securities                   4,350                13,649
     Accounts receivable, net               21,630                26,318
     Accounts receivable from
       shareholder                               0                   600
     Inventory                              19,081                20,785
     Deferred tax assets                    10,419                10,419
     Net assets held for sale                4,300                 4,300
     Other current assets                    2,523                 1,342
                                          --------              --------

     Total current assets                   77,446                93,770

  Fixed assets, net                         15,473                15,681
  Intangible assets                        227,672               230,681
  Other assets                                 249                   158
                                          --------              --------

     Total assets                         $320,840              $340,290
                                          ========              ========





   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                    June 30, 1996      December 31, 1995
                                    -------------      -----------------

LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                   $ 26,583          $ 34,809
     Accounts payable                     14,358            14,737
     Income taxes payable                  4,252             3,708
     Other current liabilities            23,436            28,528
                                        --------          --------

     Total current liabilities            68,629            81,782

  Long-term debt, excluding
     current debt installments            11,377            16,183
  Deferred taxes payable                   6,311             6,311
  Other liabilities                          530               547

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, none issued                 ---               ---

  Common stock, $.01 par,
     50,000,000 shares authorized,
     18,546,090 and 18,536,590
     outstanding                             189               189

  Additional paid-in capital             256,823           256,296
  Cumulative translation adjustments        (300)             (296)
  Retained earnings (deficit)            (22,482)          (20,485)
  Treasury stock, 387,594 shares
     of common stock, at cost               (237)             (237)
                                        --------          --------

     Total shareholders' equity          233,993           235,467
                                        --------          --------

     Total liabilities and
       shareholders' equity             $320,840          $340,290
                                        ========          ========




   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                    For the six months    For the three months
                                      ended June 30,         ended June 30,
                                     1996       1995        1996        1995
                                    -------   --------     -------    --------

Sales and Revenue:
  Sales                             $44,007   $ 46,515     $26,791    $ 30,353
  Other revenue                          24         23          12          12
                                    -------   --------     -------    --------

Total sales and revenue              44,031     46,538      26,803      30,365
                                    -------   --------     -------    --------

Operating costs and expenses:
  Cost of sales                      22,393     19,105      13,466      13,387
  Research & development              1,996      3,600         847       1,566
  Marketing                          16,768     10,440       9,009       5,603
  Distribution                        1,447      1,504         746         951
  Administration                      9,421      8,713       5,211       5,045
                                    -------   --------     -------    --------

Total operating costs &
  expenses                           52,025     43,362      29,279      26,552
                                    -------   --------     -------    --------

Operating (loss) income              (7,994)     3,176      (2,476)      3,813
                                    -------   --------     -------    --------

Other income (expense):
  Interest income                       806        981         368         485
  Interest expense                   (1,171)    (1,617)       (520)       (928)
  Foreign currency gain(loss)           (13)       (20)        127         (78)
  Other income(expense), net             (1)        19         (26)         (8)
                                    -------   --------     -------    --------

Total other income(expense)            (379)      (637)        (51)       (529)
                                    -------   --------     -------    --------

(Loss) income  from continuing
  operations before income
   taxes                             (8,373)     2,539      (2,527)      3,284

(Benefit) provision for
  income taxes                       (2,407)       990        (773)      1,226
                                    -------   --------     -------    --------

(Loss) income from continuing
  operations                         (5,966)     1,549      (1,754)      2,058

Discontinued operations

  Loss from operations
    of Discontinued
    Divisions, net of tax
    benefits of $1,228 and
    $875, respectively.                   0     (2,384)          0      (1,699)

  Gain (loss) on disposal of
    Discontinued Operations,
    net of tax benefits of
    $2,044 and $995, respectively.    3,969    (10,992)      3,969     (10,992)
                                    -------   --------     -------    --------

Net (loss) income                   $(1,997)  $(11,827)    $(2,215)   $(10,633)
                                    =======   ========     =======    ========

Per share of common stock,
  primary and fully diluted:

(Loss) income from
  continuing operations        $ (0.32)   $   0.08        $  (0.09)  $   0.11
Net income (loss) from
  discontinued operations      $  0.21    $  (0.71)       $   0.21   $  (0.68)
                                =======    ========        =======    ========

Net (loss) income              $ (0.11)   $  (0.63)       $   0.12   $  (0.57)
                                =======    ========        ========   ========

Weighted average number
  of common shares
  outstanding, primary
  and fully diluted:         18,695,868   18,649,093      18,658,601 18,514,493

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                 For the six months
                                                    ended June 30,
                                               1996              1995
                                               ----              ----

Cash flows from operating activities:        $  3,727         $  9,845
                                             --------         --------

Cash flows from investing activities:
   Redemption of marketable securities          9,299            6,702
   Purchases of intangible assets                 (40)          (2,618)
   Purchases of fixed assets                      (76)            (419)
   Impact of discontinued operations                0             (139)
                                              --------         --------
       Net cash provided by
          investing activities                  9,183            3,526
                                              --------         --------

Cash flows from financing activities:
   Payments on notes payable and
     long term debt                           (14,643)          (8,117)
   Net proceeds from issuance of
     common stock                                 527              520
   Impact of discontinued operations                0               (7)
                                              --------         --------
       Net cash used in
          financing activities                (14,116)         ( 7,604)

Exchange rate changes on cash and
   cash equivalents                                (8)               2
                                              --------         --------

Change in cash and cash equivalents            (1,214)           5,769
Beginning cash and cash equivalents            16,357            9,819
                                              --------         --------

Ending cash and cash equivalents             $ 15,143         $ 15,588
                                             ========         ========

Supplemental cash flow information:
   Interest paid                             $  1,284         $    523
   Income taxes paid                              233            2,616
   Contract research receipts from
     shareholder                                  ---            5,900

Non cash activities:
   Present value of notes issued in
     connection with product acquisitions         ---         $ 18,279


   The accompanying notes are an integral part of these financial statements.

1. Summary of Significant Accounting Policies
   ------------------------------------------

   Basis of Presentation
   ---------------------

     In the opinion of management, the accompanying consolidated financial statements include all necessary adjustments, consisting of normal adjustments, necessary for a fair presentation of results for the period reported. All dollar amounts are presented in thousands, except per share data.

2. Inventory
   ---------

     Inventory at June 30, 1996 consists of:

               Raw Materials     $ 3,453
               Finished Goods     15,628
                                 -------

               Total             $19,081
                                 =======

3. Contingency
   -----------

     A shareholder class action suit has been instituted in the United States District Court for the District of New Jersey against Roberts Pharmaceutical Corporation and certain of its officers and a former officer for alleged violations of certain federal securities laws. The Company is not able to predict the outcome of this proceeding at this time, and management is not able to determine the amount of the potential liability, if any. Roberts Pharmaceutical believes that it has complied with all of its obligations under the federal securities laws. Roberts Pharmaceutical intends to defend vigorously against the plaintiff's allegations and considers such allegations to be without merit.


4. Discontinued Operations
   -----------------------

     The Company has reassessed the estimated 1996 operating loss (reflected in the year end 1995 financial statements) of its VRG Division. This has resulted in a revision of the expected annual earnings from operations for the VRG Division in the amount of $4.0 million, which adjustment is being reflected in this quarter's operating results.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations
Six months ended June 30, 1996 and 1995

Corporate Revenues
- ------------------

Total revenue for the six months and quarter ended June 30, 1996 decreased $2.5 million and $3.6 million respectively as compared with the first six months and second quarter of 1995. This decrease was the result of a decrease in product revenue.

Product Sales
- -------------

For the six months ended June 30, 1996, product sales decreased $2.5 million from $46.5 million in 1995 to $44.0 million primarily as a result of an increase in chargeback and return activity.

Second quarter sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., decreased $0.4 million from $5.6 million to $5.2 million primarily as a result of foreign exchange impact. Sales of the Company's Canadian subsidiary increased $0.4 million from $5.4 million to $5.8 million.

Product sales in the second quarter decreased $3.6 million from $30.4 million in 1995 to $26.8 million. Product sales in the U.S. decreased $3.2 million from $24.7 million to $21.5 million. Sales in the United Kingdom decreased $0.3 million from $2.7 million to $2.4 million. Sales of the Company's Canadian subsidiary decreased slightly by $0.1 million from $2.9 million to $2.8 million.

Cost of Sales
- -------------

For the six months ended June 30, 1996, cost of sales amounted to 50.9% of product sales, a 9.8 percentage point increase as compared to the prior year's comparable period. For the three months ended June 30, 1996, cost of sales amounted to 50.3% of product sales, a 6.2 percentage point increase over the second quarter of 1995. This increase is due to a number of factors, including higher NOROXIN sales, increased levels of chargebacks, returns and medicaid, and increased cost of purchased product.

Research and Development
- ------------------------

Research and Development expenses decreased $1.6 million from $3.6 million to $2.0 million. For the quarter ended June 30, 1996, Research and Development expenses decreased $0.7 million to $0.9 million from $1.6 million incurred for the comparable period in 1995. Both decreases are due to a reduced level of expenditure required to support the Company's development program for AGRELIN.

Marketing and Administrative Expenses
- -------------------------------------

For the six months ended June 30, 1996, Marketing and Administrative expenses increased $7.0 million from $20.7 million to $27.7 million. Marketing expenses increased $6.3 million as a result of promotional activities for new products and the expansion of sales forces in the United States, United Kingdom and Canada. Administrative expenses increased $0.7 million primarily as a result of an increase in salaries, insurance, and other corporate support totalling $0.5 million and a $0.2 million increase in amortization of intangibles related to prior product acquisitions.

For the quarter ended June 30, 1996, Marketing and Administrative expenses increased $3.4 million from $11.6 million to $15.0 million as administration and support costs increased to accommodate expanded promotional activities as compared to the comparable 1995 period. For the second quarter of 1996, intangible amortization was $1.7 million, a $0.1 million increase from 1995.

The Company is considering selling certain non core minor brands and is in advanced negotiations with certain parties with respect thereto. If the sale were to be consummated, the Company would incur a one time, non-cash, write off of goodwill for these brands approximating $17.0 million, net of anticipated proceeds from the sale of these brands.

Interest Income and Expense
- ---------------------------

Interest income decreased $0.2 million from $1.0 million to $0.8 million as a result of a decrease in invested marketable securities. Interest expense decreased $0.4 million from $1.6 million to $1.2 million primarily as a result of a decrease in long term debt as compared to the prior year's comparable period.

Income Taxes
- ------------

For the six months and quarter ended June 30, 1996, the income tax benefit is calculated using a normal statutory rate for continuing operations except for certain taxes related to foreign operations.

The Company has recorded a deferred tax asset of $10.4 million since the Company believes it is more likely than not that such asset will be realized by future profitable operations. However, if the company assessment is incorrect, this asset may not be realized.

Liquidity and Capital Resources
- -------------------------------

For the six months ended June 30, 1996, cash flows from operating activities amounted to $3.7 million. This resulted from a $5.3 million decrease in accounts receivables, $4.9 million non cash charges and $0.9 million of decreased working capital requirements offset by the Company's net loss. Cash flows from operating activities in the comparable 1995 period amounted to $9.8 million, resulting primarily from a decrease in accounts receivable and non cash charges offset by the Company's net loss and increased working capital requirements. As of June 30, 1996, the Company had cash, cash equivalents, and marketable securities totalling $19.5 million. This balance results primarily from the public offering of Common Stock completed in October, 1993 and the impact of operating activities.

The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near term and long-term debt obligations from previous product acquisitions. Based upon its present plans, the Company believes that it may require additional funding in 1996. If additional funds are required, the Company believes that it has various alternative funding sources available to it including bank debt, private debt financing, equity financing and the sale or licensing of product rights.

Foreign Currency Fluctuations
- -----------------------------

The Company has subsidiary operations outside the United States. As a result, the Company is subject to fluctuations in reported revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Such fluctuations were not material for the three or six months ended June 30, 1996.

Subsequent Events
- -----------------

On July 22, 1996 the Company issued 600,000 shares of its common stock at a per share price of $16.65 to a series of institutional investors.

     Item 1.  Legal Proceedings

     The Company previously reported in its Current Reports on Form 8K dated April 10, 1995 and June 26, 1995, respectively, and its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, that two shareholder class action suits had been instituted against it and certain of its officers in the United States District Court for the District of New Jersey. The second suit filed by Dieter Zander has been voluntarily dismissed by the plaintiff. The first complaint, as amended, was filed by Grace Cowit on behalf of all persons who purchased shares of the Company's Common Stock between November 7, 1994 and May 31, 1995.

Item 6    Exhibits and Reports on Form 8K
          Reports on Form 8K

Date of Report      Item
- --------------      ----

5/17/96 Roberts Pharmaceutical Corporation announced that it has agreed with the Food and Drug Administration (FDA) to explore the approval of ProAmatine/TM/ (midodrine) under regulations for the "Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses".

                    On March 26, 1996, Roberts announced that the FDA had requested additional information with regard to the Company's New Drug Application for ProAmatine. The FDA has reconsidered this position and has agreed to discuss Accelerated Approval which, if granted, would allow Roberts to provide such information through a post-marketing Phase IV study. The Company and the FDA have further agreed to meet as soon as possible in order to pursue expeditiously the potential Accelerated Approval for ProAmatine.

5/31/96 Roberts Pharmaceutical Corporation has announced that it has been informed that the Food and Drug Administration (FDA) will shortly issue an "approvable letter" for ProAmatine/TM (midodrine) pursuant to Subpart H regulations for "Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses". ProAmatine would be the first cardiovascular drug to be approved by the FDA under the accelerated process.

                    A meeting of the Company and FDA took place on May 22, 1996, to discuss accelerated approval of ProAmatine and the FDA has now agreed that under the accelerated process, ProAmatine is eligible for approval based on a surrogate endpoint for orthostatic hypotension, i.e., the drug's clinically demonstrated ability to increase blood pressure, with Roberts performing post-marketing Phase IV studies to satisfy the FDA's request for additional studies to verify clinical benefit.

6/14/96 Roberts Pharmaceutical Corporation announced that the Food and Drug Administration has issued an approvable letter stating the Company's New Drug Application for ProAmatine/TM/ (midodrine) "is approvable under 21 CFR Subpart H - Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses". No other studies are required prior to commercialization, although Roberts will conduct post-approval, post-launch studies of ProAmatine with regard to certain specific symptoms of orthostatic hypotension.

7/18/96 On July 18, 1996, Mr. John T. Spitznagel was elected Vice President and a Director of Roberts Pharmaceutical Corporation. Mr. Spitznagel is responsible for worldwide sales and marketing.

7/22/96 On July 22, 1996, Roberts Pharmaceutical Corporation announced that the Health Protection Branch, Canada has notified it that Eminase(R), the Company's life saving thrombolytic therapy, has been approved for that market.

7/24/96 On July 24, 1996, Roberts Pharmaceutical Corporation announced that inventory is in place for the near-term Canadian launch of Advantage 24(R), a vaginally delivered contraceptive gel.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 1996
       --------------------                       -------------------------
                                                  Peter M. Rogalin
                                                  Vice President and Treasurer

Date:  August 13, 1996
       --------------------                       -------------------------
                                                  Peter M. Rogalin
                                                  Chief Accounting Officer