Form 10-Q
period 1996-09-30
ROBERTS PHARMACEUTICAL CORP
filed 1996-11-14
CIK 853022

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number:  1-10432
September 30, 1996


                       ROBERTS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


    NEW JERSEY                                               22-2429994
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  MERIDIAN CENTER II
  4 INDUSTRIAL WAY WEST
  EATONTOWN, NEW JERSEY                                       07724
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
                                                    Yes  X    No
                                                        ---       ---


              Class                              Outstanding Shares at
                                                  August 13, 1996
          Common Stock                              19,207,401
                                                 -----------------

                       ROBERTS PHARMACEUTICAL CORPORATION

                                     INDEX

                                                             Page


Part I

           Item 1 - Financial Statements                       2

           Item 2 - Management's Discussion and Analysis       9


Part II

           Item 1 - Legal Proceedings                          12

           Item 6 - Exhibits and Reports on Form 8-K           13


Signatures                                                     15





Certain information included in this report and other Registrant filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward-looking information that is (i) based upon assumptions which, if changed, could product significantly different results; or
(ii) subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of certain governmental regulations and programs on the Registrant and competitive conditions in the marketplace in which the Registrant operates. See "Management's Discussion and analysis of Financial Condition and Results of Operations."

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                      September 30, 1996       December 31, 1995
                                      ------------------       -----------------
ASSETS:

  Current assets:
     Cash and cash equivalents            $ 91,983                $ 16,357
     Marketable securities                  12,171                  13,649
     Accounts receivable, net               19,054                  26,318
     Accounts receivable from
       shareholder                               0                     600
     Inventory                              20,063                  20,785
     Deferred tax assets                    10,419                  10,419
     Net assets held for sale                4,300                   4,300
     Other current assets                    2,452                   1,342
                                          --------                --------

     Total current assets                  160,442                  93,770

  Fixed assets, net                         15,340                  15,681
  Intangible assets                        225,993                 230,681
  Other assets                                 166                     158
                                          --------                --------

     Total assets                         $401,941                $340,290
                                          ========                ========



   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                      September 30, 1996      December 31, 1995
                                      ------------------      -----------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $  6,642               $ 34,809
     Accounts payable                        11,734                 14,737
     Dividends payable                          475                      0
     Income taxes payable                     4,499                  3,708
     Other current liabilities               21,744                 28,528
                                           --------               --------

     Total current liabilities               45,094                 81,782

  Long-term debt, excluding
     current debt installments               10,639                 16,183
  Deferred taxes payable                      6,311                  6,311
  Other liabilities                             490                    547

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, 4,200,000 issued               420                    ---

  Common stock, $.01 par,
     50,000,000 shares authorized,
     19,581,855 and 18,646,636
     outstanding                                196                    189

  Additional paid-in capital                365,404                256,296
  Cumulative translation adjustments           (286)                  (296)
  Retained earnings (deficit)               (26,090)               (20,485)
  Treasury stock, 387,594 shares
     of common stock, at cost                  (237)                  (237)
                                           --------               --------

     Total shareholders' equity             339,407                235,467
                                           --------               --------

     Total liabilities and
       shareholders' equity                $401,941               $340,290
                                           ========               ========




   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                   For the nine months    For the three months
                                   ended September 30,    ended September 30,
                                     1996       1995        1996        1995
                                  ----------  ---------  ----------  ----------
Sales and Revenue:
  Sales                            $ 65,683    $80,824     $21,676     $34,309
  Other revenue                          36         35          12          12
                                   --------    -------     -------     -------

Total sales and revenue              65,719     80,859      21,688      34,321
                                   --------    -------     -------     -------

Operating costs and expenses:
  Cost of sales                      32,739     37,652      10,346      18,379
  Research & development              2,941      5,329         945       1,729
  Marketing                          25,930     17,213       9,162       6,773
  Distribution                        2,130      2,395         683         891
  Administration                     13,495     13,243       4,074       4,698
                                   --------    -------     -------     -------

Total operating costs &
  expenses                           77,235     75,832      25,210      32,470
                                   --------    -------     -------     -------

Operating (loss) income             (11,516)     5,027      (3,522)      1,851
                                   --------    -------     -------     -------

Other income (expense):
  Interest income                     1,180      1,518         374         537
  Interest expense                   (1,597)    (2,463)       (426)       (846)
  Foreign currency gain(loss)           (11)        (8)          2          12
  Other income(expense), net              0         49           1          30
                                   --------    -------     -------     -------

Total other income(expense)            (428)      (904)        (49)       (267)
                                   --------    -------     -------     -------

(Loss) income from continuing
  operations before income
   taxes                            (11,944)     4,123      (3,571)      1,584

(Benefit) provision for income
   taxes                             (2,845)     1,625        (438)        635
                                   --------    -------     -------     -------

(Loss) income from continuing
  operations                         (9,099)     2,498      (3,133)        949

Discontinued operations

  Loss from operations of
    Discontinued Divisions,
    net of tax benefits of
    $1,228 and $875,
    respectively.                       ---     (3,002)        ---        (618)

  Gain (loss) on disposal of
    Discontinued Operations,
    net of tax provision
    (benefit) of $2,044
    and ($995), respectively.         3,969    (10,992)        ---         ---
                                    -------    -------     -------     -------

Net (loss) income                   $(5,130)  $(11,496)    $(3,133)    $   331
                                    =======   ========     =======     =======

Per share of common stock,
  primary and fully diluted:

(Loss) income from continuing
  operations                        $  (.46)  $   0.13     $  (.16)   $   0.05

Net Loss (income) from
  discontinued operations               .20      (0.75)          0       (0.03)
                                   --------    -------     -------    --------

Net (loss) income                  $   (.26)   $ (0.62)    $  (.16)   $   0.02
                                   ========    ========    =======    ========

Weighted average number
  of common shares
  outstanding, primary
  and fully diluted:             19,581,855  18,646,636 19,581,855  18,604,968


   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    For the nine months
                                                     ended September 30,
                                                   1996              1995
                                                   ----              ----

Cash flows from operating activities:           $    500          $ 14,566
                                                --------          --------

Cash flows from investing activities:
   Redemption of marketable securities             1,478             5,666
   Purchases of intangible assets                    (80)           (2,802)
   Purchases of fixed assets                        (101)             (299)
   Impact of discontinued operations                   0              (136)
                                                --------          --------
       Net cash provided by
          investing activities                     1,297             2,429
                                                --------          --------

Cash flows from financing activities:
   Payments on long term debt                    (36,191)          (16,631)
   Net proceeds from issuance of
     common stock and preferred stock            109,534               690
   Proceeds from sale of product rights              500                 0
   Impact of discontinued operations                   0                (7)
                                                --------          --------
       Net cash provided by (used in)
          financing activities                    73,843           (15,948)
                                                --------          --------

Exchange rate changes on cash and
   cash equivalents                                  (14)               47
                                                --------          --------

Change in cash and cash equivalents               75,626             1,094
Beginning cash and cash equivalents               16,357             9,819
                                                --------          --------

Ending cash and cash equivalents                $ 91,983          $ 10,913
                                                ========          ========

Supplemental cash flow information:
   Interest paid                                $  2,363          $  2,364
   Income taxes (refunded) paid                     (267)            2,624
   Dividends payable, 5% Preferred Stock             475                 0




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

2.   Inventory
     ---------

Inventory at September 30, 1996 consists of:

          Raw Materials       $ 3,298
          Finished Goods       16,765
                              -------

          Total               $20,063
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

4.   Discontinued Operations
     -----------------------

The Company has reassessed the estimated 1996 operating loss (reflected in the year end 1995 financial statements) of its VRG Division. This has resulted in a revision of the expected annual earnings from operations for the VRG Division in the amount of $4.0 million, net of taxes; this adjustment was reflected in the second quarter operating results.

5.   Convertible Preferred Stock
     ---------------------------

On August 29, 1996 the Company issued 4,200,000 shares of 5% Convertible Preferred Stock (the 5% Preferred Stock), $.10 par value, for $25.00 per share. The 5% Preferred Stock is convertible into shares of Roberts Pharmaceutical Corporation's Common Stock at a conversion rate, as of any date, of 90% of the lowest trade price of the Common Stock as reported by the Nasdaq National Market during a specified period of trading days (the "Measurement

Period") immediately preceding such date subject to a maximum conversion price equal to 115% of the average of the mean between the closing bid price and closing ask price (as reported on NASDAQ) for each trading day during the 90 day period following August 29, 1996. For the first 120 days following the original issuance of the 5% Preferred Stock, the Measurement Period is five trading days. The Measurement Period increases by one trading day for each 30 day period thereafter, up to a maximum of 13 trading days.

At the Company's option, the 5% Preferred Stock may be converted into Common Stock at any time beginning on August 29, 1997 at a Conversion Price determined in accordance with the provisions described above, subject to certain restrictions. On August 29, 1998, all then outstanding shares of 5% Preferred Stock will be automatically converted into Common Stock at the Conversion Price then in effect.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations
Nine months ended September 30, 1996 and 1995

Corporate Revenues
------------------

Total revenue for the nine months and quarter ended September 30, 1996 decreased $15.1 million and $12.6 million respectively as compared with the first nine months and third quarter of 1995. This decrease was the result of a decrease in product revenue.

Product Sales
-------------

For the nine months ended September 30, 1996, product sales decreased $15.1 million from $80.8 million in 1995 to $65.7 million primarily as a result of declining volume of older brands, distribution pattern shifts, increased generic competition and supply difficulties caused by a change in distribution system providers.

For the nine months ended September 30, 1996, sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., decreased $.4 million from $8.7 million to $8.3 million primarily as a result of foreign exchange impact. Sales of the Company's Canadian subsidiary increased $.5 million from $7.9 million to $8.4 million.

Product sales in the third quarter decreased $12.6 million from $34.3 million in 1995 to $21.7 million. Product sales in the U.S. decreased $13.0 million from $28.9 million to $15.9 million. Sales in the United Kingdom increased $.2 million from $2.9 million to $3.1 million. Sales of the Company's Canadian subsidiary increased $.1 million from $2.5 million to $2.6 million.

Cost of Sales
-------------

For the nine months ended September 30, 1996, cost of sales amounted to 49.8% of product sales, a 3.3 percentage point increase as compared to the prior year's comparable period. For the three months ended September 30, 1996, cost of sales amounted to 47.7% of product sales, a 5.8 percentage point decrease over the third quarter of 1995. This decrease in cost of sales is due to an increase in NOROXIN'S gross margin from 1995 to 1996 due to a one-time adjustment in third quarter 1995.

Research and Development
------------------------

For the nine months ended September 30, 1996, Research and Development expenses decreased $2.4 million from $5.3 million to $2.9 million. For the quarter ended September 30, 1996, Research and Development expenses decreased $.8 million to $.9 million from $1.7 million incurred for the comparable period in 1995. Both decreases are due to a reduced level of expenditure required to support the Company's development program for AGRELIN.

Marketing and Administrative Expenses
-------------------------------------

For the nine months ended September 30, 1996, Marketing and Administrative expenses increased $8.7 million from $32.9 million to $41.6 million. Marketing expenses increased $8.7 million as a result of promotional activities for new products and the expansion of sales forces in the United States, United Kingdom and Canada. Administrative expenses increased $.3 million primarily as a result of a $1.7 million increase in amortization of intangibles related to prior product acquisitions offset by a decrease in bad debt expense of $1.1 million and a decrease in other corporate support of $.3 million. Distribution expenses decreased $.3 million due to lower sales volume.

For the quarter ended September 30, 1996, Marketing and Administrative expenses increased $1.5 million from $12.4 million to $13.9 million as marketing costs increased to accommodate expanded promotional activities as compared to the comparable 1995 period. For the third quarter of 1996, intangible amortization was $1.7 million, a $.4 million increase from 1995.

The Company has, subsequent to September 30, 1996, sold the Nucofed(R) and Quibron(R) brands. This sale, net of proceeds, will result in a one time, non-cash write-off of product intangibles of approximately $10.0 million.

The Company has also, subsequent to September 30, 1996, sold the majority of its non-core OTC brands. Net of proceeds, this sale will result in an additional one time, non-cash write-off of product intangibles of approximately $1.2 million.

Interest Income and Expense
---------------------------

Interest income decreased $.3 million from $1.5 million to $1.2 million as a result of a decrease in invested marketable securities. Interest expense decreased $.9 million from $2.5 million to $1.6 million primarily as a result of a decrease in long term debt as compared to the prior year's comparable period.

Income Taxes
------------

For the nine months and quarter ended September 30, 1996, the income tax benefit is calculated using a normal statutory rate for continuing operations except for certain taxes related to foreign operations.

The Company has recorded deferred tax assets of approximately $11.9 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced at any time (including in connection with the finalization of the Company's year end financial statements) if estimates of future taxable income are reduced.

Liquidity and Capital Resources
-------------------------------

For the nine months ended September 30, 1996, the Company's cash and cash equivalents increased $75.6 million from $16.4 million to $92 million due to the Company's financing activities. Preferred Stock and Common Stock private placements were completed; net proceeds from the offerings were $109.5 million. This increase was offset by $36.2 million in long-term debt payments including a $20 million final payment on a product acquisition debt.

Operating activities provided $.5 million in cash. The primary components of cash provided by operating activities were a $7.9 million decrease in accounts receivable offset by the net loss of $5.6 million, which includes $3.2 million of non-cash charges, and increased working capital requirements of $5 million.

Investing activities provided $1.2 million, comprised of $1.4 million in marketable securities redemptions offset by asset purchases.

The Company will use its existing cash and securities balances in addition to cash generated from operations to fund its operating activities, capital expenditures and debt obligations as well as to support development of the existing pipeline and purchases of new pipeline compounds.

Foreign Currency Fluctuations
-----------------------------

The Company has subsidiary operations outside the United States. As a result, the Company is subject to fluctuations in reported revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Such fluctuations were not material for the three or nine months ended September 30, 1996.

Subsequent Events
-----------------

On October 8, 1996, the Company announced that the sale of Quibron(R) and Nucofed(R) had been completed.

On October 15, 1996, the Company announced that it had agreed, in principle, to acquire a fully equipped pharmaceutical manufacturing facility from Searle Canada.

On November 6, 1996, the Company completed the sale of the majority of its non-core OTC brands.

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

Item 6    Exhibits and Reports on Form 8K
          Reports on Form 8K

Date of Report      Item
--------------      ----

8/20/96 Roberts Pharmaceutical Corporation announced that it has entered into a Letter of Intent with Monarch Pharmaceutical, Inc. concerning Roberts intentions to sell the COMHIST(R), NUCOFED(R) and QUIBRON(R) lines of pharmaceutical products. Roberts intends to sell to Monarch which intends to purchase all the U.S. rights, titles and interest in the three product lines. The parties intend to commence negotiations leading to a definitive asset purchase agreement as soon as possible.

9/11/96 Roberts Pharmaceutical Corporation has announced that the Food and Drug Administration (FDA) has cleared ProAmatine(TM) (midodrine hydrochloride) for U.S. marketing. The Company anticipates the U.S. launch of ProAmatine(TM) shortly.

                    In an earlier press release, the Company announced receipt of an FDA approval letter noting that "ProAmatine is approvable under 21 CFR Subpart H - Accelerated approval of new drugs for serious or life-threatening illnesses." Roberts subsequently submitted labeling and promotional material to the FDA for review as a prerequisite to marketing. That step of the review process has now been completed and Roberts is preparing for the near-term launch of ProAmatine(TM).

9/13/96 Roberts Pharmaceutical Corporation announced that the Company has concluded private placements representing $115 million in gross proceeds. The sale consisted of $105 million of 5% Convertible Preferred Stock and $9.9 million of Common Stock. The Common Stock was sold to several funds managed by a long-term, growth-oriented fund manager.

                    The Preferred Stock purchasers consist of a group of institutional investors who have agreed to restrictions on the resale of any Common Stock acquired on conversion.
                    Based upon a formula which, over time, adjusts the conversion price to changes in the market price of the Common Stock, the Preferred Stock is convertible into Common Stock at a 10% discount and automatically converts on

                    August 29, 1998. Roberts will hold a meeting of shareholders in the near term to approve the full number of shares of Common Stock issuable upon conversion of the Preferred Stock. The Company has put aside a substantial portion of the proceeds from the offering to redeem a portion of the Preferred Stock should approval not be obtained before November 28, 1996.

10/08/96 Roberts Pharmaceutical Corporation and Monarch Pharmaceuticals announced that Monarch has acquired from Roberts two separate respiratory care product lines. The two product lines involved in the acquisition are NUCOFED(R) and QUIBRON(R). The NUCOFED(R) family of products are for symptomatic relief of coughing and congestion associated with respiratory infections and related conditions. The QUIBRON(R) family of products is indicated for symptoms of asthma, bronchitis and emphysema. The sale by Roberts is in keeping with Roberts plan to concentrate on pipeline products and Monarch's strategy to grow through the acquisition of well-established brand name products.

10/11/96 Roberts Pharmaceutical Corporation announced the election of Dr. Zola P. Horovitz to the Board of Directors. The election of Dr. Horovitz fills the vacancy created by the passing of W. Robert Fowler, M.D., a long standing member of the Roberts Board.

10/17/96 Roberts Pharmaceutical Corporation announced that the Company has agreed in principle to acquire a fully-equipped pharmaceutical manufacturing facility currently operated by Searle Canada. The 100,852 square foot facility located in Oakville, Ontario, is approved by both the U.S. Food and Drug Administration and the Health Protection Branch of Canada.

                    The facility includes manufacturing and packaging areas as well as laboratory, warehouse and administrative space. Searle has agreed in principle to lease back space for a time after finalizing the purchase, expected in early 1997. Searle has also agreed in principle to have Roberts continue certain product packaging requirements currently being met by the facility. Roberts may consider the possibility of contract manufacturing for Searle or other pharmaceutical companies. Roberts may also consider consolidation of distribution channels into the site.

11/06/96 Roberts Pharmaceutical Corporation announced that it has agreed in principle to license from Eli Lilly and Co. three developmental compounds. Two of the compounds are being developed for, and may represent potential breakthroughs for, Functional Bowel Disorders. The third compound, tazofelone, has just completed a phase II efficacy trial, and will be indicated for Inflammatory Bowel Disease, including ulcerative colitis and Crohn's disease.

                    Under terms of the agreement, Lilly will receive a signing fee, milestone payments and royalties for products that result from this licensing agreement. Lilly will license all patent rights to these compounds to Roberts.

11/08/96 Roberts Pharmaceutical Corporation announced today that shareholders, at a special meeting and by approximately 95% of votes cast, approved the following proposals:

                    1. The issuance to the holders of the Company's 5%
                       Convertible Preferred Stock, $.10 par value per share of the full number of shares of the Company's Common Stock, $.01 par value per share to which such holders are entitled upon conversion of the 5% Preferred Stock; and

                    2. An amendment to the Company's Amended and Restated
                       Certificate of Incorporation which increases the authorized shares of the Company's Common Stock, from 50,000,000 shares to 100,000,000 shares.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  _________________            _____________________________
                                    Peter M. Rogalin
                                    Vice President and Treasurer



Date:  ________________             _____________________________
                                    Peter M. Rogalin
                                    Chief Accounting Officer