Form 10-K
period 1996-12-31
ROBERTS PHARMACEUTICAL CORP
filed 1997-04-02
CIK 853022

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996
                         or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10432
------------------------------

                       ROBERTS PHARMACEUTICAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                            22-2429994
---------------------------------                       ------------------------
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

       Meridian Center II
     4 Industrial Way West
        Eatontown, New Jersey                                   07724
----------------------------------                      ------------------------
     (Address of principal                                      (Zip Code)
     executive offices)
                         Registrant's telephone number,
                      including area code:  (908) 389-1182

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
Title of each class                            on which registered
-------------------                         -------------------------

     None                                     Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
--------------------------------------------------------------------------------
                           (Title of class)


                             Rights
--------------------------------------------------------------------------------
                           (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock, $.01 par value per share (the "Common Stock"), of the Registrant held by non-affiliates of the Registrant, as determined by reference to the last sale price of the Common Stock as reported on the Automated Quotation System of the National Association of Securities Dealers, Inc., National Market System ("NASDAQ National Market System"), as of March 19, 1997, was $271,172,433.

     As of March 19, 1997, the number of outstanding shares of Common Stock was 27,218,770.

         Documents incorporated by                 Part of Form 10-K into which
         reference into this report                document is incorporated
         --------------------------                ----------------------------

     The Prospectus included as                          Part II
     part of the Form S-3 Registration
     Statement which became effective
     on November 7, 1996.

     Proxy Statement for the                             Part III
     Annual Meeting of Shareholders
     to be held in May 1997.

FORWARD LOOKING STATEMENTS

     Certain statements included in (i) Item 1(c) Description of Business with respect to the Registrant's development of its proprietary pipeline products and with respect to certain discontinued operations of the Registrant; (ii) Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations; and (iii) certain of the notes to the Registrant's consolidated financial statements included on pages F-7, F-8, F-12, F-14, F-18, F-20, F-22 and F-23 herein, are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The Registrant cautions readers that forward looking statements, including, without limitation, those relating to the Registrant's future business prospects, revenues, cost of sales, intangible dispositions and write-offs, continuing operations and discontinued operations, and liquidity and capital resources, are subject to certain risks and uncertainties, including, without limitation, the ability of the Registrant to secure regulatory approval in the United States and in foreign jurisdictions for the Registrant's developmental pipeline drugs, the efforts of the Registrant's competitors and the introduction of rival pharmaceutical products which may prove to be more effective than the Registrant's products, general market conditions, the availability of capital, and the uncertainty over the future direction of the healthcare industry, that could cause actual results to differ materially from those indicated in the forward looking statements.

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

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For the fiscal year ended December 31, 1994, the Company reported, in a note to the Company's consolidated financial statements, selected financial information for the Company's two industry segments: Product Sales and Contract Clinical Research. For the fiscal year ended December 31, 1994, Product Sales and Contract Clinical Research had revenues of $95.1 million and $15.5 million, respectively; operating income of $2.2 million and $42,000, respectively; and identifiable assets of $327.9 million and $8.3 million respectively. In March 1996, the Company announced that, in connection with the ongoing efforts of the Company to achieve a more focused utilization of the Company's resources in its core business of licensing, acquiring, developing and selling prescription pharmaceutical products, it intended to discontinue and divest the business comprising the Contract Clinical Research industry segment. For the fiscal years ended December 31, 1994, 1995 and 1996, the Company has reclassified its consolidated financial statements to report separately the net assets expected to be realized and the operating results of discontinued operations. Accordingly, for the years ended December 31, 1995 and December 31, 1996, the Company has not included separate selected financial information by industry segments in the Company's consolidated financial statements. See "Contract Clinical Research" and "Notes to Consolidated Financial Statements - Note 16."

(c)       DESCRIPTION OF BUSINESS

     The Company was founded to take advantage of the large and growing opportunity to license, acquire, develop and commercialize post-discovery drugs in selected therapeutic categories. The Company has organized its drug development, acquisition and marketing activities to focus on late-stage development drugs in Phase II or Phase III clinical trials and currently marketed prescription pharmaceutical products which (i) do not meet the strategic objectives or profit thresholds of larger pharmaceutical companies or
(ii) are made available by government agencies and research institutions. The therapeutic categories targeted by the Company are Cardiovascular, Respiratory, Gynecology/Endocrinology, Urology, Oncology, Hematology and Gastroenterology.

     The Company has a broad product portfolio including PROAMATINE(R), which is the Company's first proprietary drug approved by the U.S. Food and Drug Administration (the "FDA"). The second product to emerge from the Company's pipeline, AGRYLIN(TM), has recently been approved by the FDA, and the Company expects to begin actively promoting and marketing AGRYLIN in the second quarter of 1997. See "Approved Pipeline Products." In addition, the Company has a number of other proprietary late-stage development products in the Company's pipeline. See "Late-Stage Development Products."

     During 1996, the Company continued the efforts commenced in 1995 which were designed to concentrate the Company's business operations in its core business of licensing, acquiring, developing and selling prescription pharmaceuticals. While sales of nonprescription pharmaceutical products and the operations of certain other nonpharmaceutical businesses, such as providing home and outpatient medical care, marketing and selling medical products, and conducting clinical research for other pharmaceutical companies, played important roles in the initial stages of the Company's growth and development, the Company determined that the continuation of such diverse operations was no longer compatible with its principal objective of licensing, acquiring, developing, marketing and selling prescription pharmaceutical products and moving the Company's late-stage development drugs through the regulatory process. Accordingly, in August 1995, the Company announced its decision to divest and seek purchasers for certain non-core business activities, including certain nonprescription pharmaceuticals, certain prescription pharmaceuticals, and its home care and medical products divisions ("Homecare"). The Company has since completed the sale of the core of its nonprescription pharmaceuticals and has essentially completed the sale of the Homecare operations. See "Nonprescription Pharmaceutical Products," "Prescription Pharmaceutical Products" and "Homecare." Further, in March 1996, the Company announced its decision to discontinue and divest the Company's clinical research business operations. The Company is actively seeking purchasers for its contract clinical research operations. See "Contract Clinical Research."

     APPROVED PIPELINE PRODUCTS

     PROAMATINE(R). In 1985, the Company acquired from the predecessor in interest of Nycomed Pharma AG ("Nycomed Pharma") exclusive marketing rights in the United States, Canada, the United Kingdom and Ireland to PROAMATINE (midodrine), formerly AMATINE(R), a drug used for the treatment of orthostatic hypotension and other blood pressure disorders. Orthostatic hypotension is a condition involving the sudden drop in blood pressure upon assuming an upright posture, resulting in dizziness, weakness or unconsciousness.

     In September 1996, the FDA approved the Company's New Drug Application ("NDA") for PROAMATINE and cleared PROAMATINE for marketing in the United States for the treatment of symptomatic orthostatic hypotension. The Company commenced marketing and sales activities in the U.S. with respect to PROAMATINE in the fourth quarter of 1996.

     The FDA approved PROAMATINE pursuant to its accelerated approval process for new drugs for serious or life threatening illnesses. There are no other FDA approved treatments available for orthostatic hypotension. Other current therapies used to treat the condition are associated with significant adverse side effects such as potassium reduction, fluid retention and cardiac and central nervous system disorders. The Company is required to conduct post-approval and post-launch (Phase IV) studies of PROAMATINE. PROAMATINE is in Phase II trials for stress urinary incontinence. See "Late Stage Development Products -Therapeutic Category - Urology."

     PROAMATINE for orthostatic hypotension has been designated by the FDA as an "Orphan Drug" under the Orphan Drug Act of 1983 (the "Orphan Drug Act"), which provides the Company with a seven year period of market exclusivity in the United States from the date of the FDA approval. See "Government Regulation."

     In 1990, the Company was granted approval by the Irish National Drugs Advisory Board to market PROAMATINE for use in the treatment of orthostatic hypotension in Ireland, where the drug is sold under the name MIDON(R). In 1991, the Company obtained regulatory approval for the sale in Canada of PROAMATINE for use in the treatment of orthostatic hypotension, where the drug is sold under the name AMATINE(R). AMATINE is sold in Canada by the Company's licensee, Knoll Pharma Inc. ("Knoll") (formerly Boots Pharmaceuticals Ltd.).

     AGRYLIN(TM). In 1991, the Company obtained an exclusive worldwide license from Bristol-Myers Squibb to develop, market and sell AGRYLIN (anagrelide), which has been developed as an oral treatment for thrombocytosis, a blood disorder characterized by high blood platelet counts and an abnormally high incidence of adverse blood clotting events, including heart attack and stroke. There is evidence that some patients with increased platelet counts have thrombosis or hemorrhage which can be treated successfully by lowering the platelet count. AGRYLIN is intended to inhibit excessive platelet production and reduce the morbidity and mortality of heart attack and stroke in thrombocytosis patients.

     In March 1997, the Company received notification from the FDA that the Company's NDA for AGRYLIN was approved. The Company expects to commence active marketing and sales activities with respect to AGRYLIN in the second quarter of 1997. There is no other FDA approved treatment available for thrombocytosis. Other current therapies used to reduce excessive platelet production have distinct disadvantages, such as suspected leukemogenesis, leukopenia and anemia. Further, AGRYLIN has been designated by the FDA as being eligible for Orphan Drug status.

     The Company has filed a New Drug Submission ("NDS") with the Health Protection Branch, Canada ("HPB") for the sale of AGRYLIN in the Canadian market, and the Company was recently notified that its NDS has been given priority review status by the HPB.

     AGRYLIN is currently in pre-registration in Europe. AGRYLIN has been accepted by the European Community regulatory authorities as a "List B" product, which includes those products considered to be major therapeutic advances. The Company plans to file a Product License Application with the European Medicines Evaluation Agency ("EMEA") according to the EMEA harmonization procedures for the approval of new drugs within the European Community. If approved by the EMEA, AGRYLIN would receive simultaneous approval throughout the European Community for sale in member countries. The Company also intends to pursue filing in other geographic locations such as Japan and Australia/Asia for the sale of AGRYLIN.

     PRESCRIPTION PHARMACEUTICAL PRODUCTS

     In addition to developing its proprietary pipeline products, the Company's principal objective is to concentrate its operations primarily on licensing, acquiring, developing, marketing and selling prescription pharmaceutical products. To enhance the Company's presence in its targeted therapeutic categories, the Company has acquired marketed prescription pharmaceutical products from various pharmaceutical companies. These product lines generate cash flow, which contributes partial financial support to the Company's drug development activities, and provides enhanced product sales opportunities for the Company's sales force. Further, the sale of prescription pharmaceutical products has enabled the Company to establish marketing channels in its targeted therapeutic categories which the Company expects to use to market PROAMATINE and AGRYLIN as well as its other late-stage development products if such products are approved for sale.

     Over the last five years, the Company has acquired the United States and/or foreign product rights for many prescription pharmaceutical products from various pharmaceutical manufacturers such as Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Glaxo Canada, Inc. ("Glaxo Canada"), Du Pont Merck Pharmaceutical Company ("Du Pont Merck"), Merck and Co., Inc. ("Merck"), G.D. Searle & Co. ("G.D. Searle"), SmithKline Beecham plc ("SmithKline Beecham") and Wyeth Laboratories, U.K. Certain of these products are: NOROXIN(R), an antibiotic used for the treatment of urinary tract infections, TIGAN(R), a drug used to control nausea and vomiting, EMINASE(R), a thrombolytic agent used in the treatment of acute myocardial infarction to dissolve blood clots obstructing coronary arteries, NORETHIN(TM), an oral contraceptive agent, ETHMOZINE(R), NORPACE(R), TRANDATE(R), SALUTENSIN(R), SALURON(R) and NITRODISC(TM), cardiovascular products, FLORINEF(R), for adrenocortical insufficiency, MAXOLON(R), a gastro-intestinal agent used for treatment of nausea and vomiting associated with cancer chemotherapy, MINTEC(R), a gastro-intestinal drug used for symptomatic relief of irritable bowel and spastic colon syndromes in adults, ESTRACE(R), a line of estrogen replacement therapy products used for symptomatic relief of menopausal symptoms and for the prevention of osteoporosis, and MEPTID(R) and LODINE(R), analgesic agents.

     As part of the Company's divestiture activities, the Company completed the sale of its NUCOFED(R) and QUIBRON(R) lines of prescription respiratory products to Monarch Pharmaceuticals, a division of King Pharmaceuticals, in October 1996.

     NONPRESCRIPTION PHARMACEUTICAL PRODUCTS

     In order to facilitate the growth of the Company's business, the Company had always focused a part of its operations on the acquisition, marketing and sale of nonprescription pharmaceutical products. Some of the nonprescription pharmaceutical products acquired from various pharmaceutical companies and which are marketed by the Company are CHERACOL D(R) and CHERACOL PLUS(R), cough/cold products; ENTROTABS(R), ENTEROSAN(R), COLACE(R), PERI-COLACE(R), SQUIBB(R) mineral oil, SQUIBB(R) Glycerin Suppositories and SQUIBB(R) Cod Liver Oil, used in the treatment of gastrointestinal disorders.

     In August 1995, the Company identified the sale of nonprescription pharmaceuticals as a non-core business activity and made the decision to divest most of the products it had acquired. The Company divested a substantial portion of its nonprescription products during the fourth quarter of 1996. The Company has retained and will continue to sell, and under the right circumstances may acquire, only certain well known, high volume nonprescription pharmaceutical products, such as COLACE and PERI-COLACE, that do not require significant promotional outlays to establish and maintain consumer brand recognition and the demand for which is not susceptible to uncontrollable seasonal factors.

     LATE-STAGE DEVELOPMENT PRODUCTS

     The Company has a portfolio of several late-stage development products, including PROAMATINE which, in addition to the treatment of orthostatic hypotension for which it has received FDA approval, is being developed for the treatment of stress urinary incontinence. Rights to these late-stage development products were acquired by the Company after substantial value had been added to the products through research activities conducted by others. The Company's objective is to continue the development of these late-stage products and bring them to market as has been accomplished with PROAMATINE and AGRYLIN. There can be no assurance that regulatory approval of the late-stage developmental products will be obtained in the United States or abroad. Sales of products acquired from other pharmaceutical companies, and sales of the Company's prescription and nonprescription pharmaceutical products, have enabled the Company to develop a marketing and sales infrastructure to facilitate sales of these late-stage products, if approved.

     In the latter part of 1996, the Company and Eli Lilly and Company ("Lilly") entered into a series of License Agreements pursuant to which the Company acquired from Lilly certain rights to four developmental compounds designated LY246736, LY353433, LY213829 (also known as "Tazofelone") and LY315535 (collectively, the "Compounds"), which could potentially address some of the unmet medical needs with respect to certain gastrointestinal disorders such as inflammatory bowel disease and irritable bowel syndrome. Each of the License Agreements grants the Company an exclusive license to develop, manufacture, market and sell the Compounds anywhere in the world, except with respect to LY315535, for which the Company is licensed only in the United States and its territories, Canada and Mexico. For a description of certain other terms of the Lilly License Agreements, see "License Agreements."

     Tazofelone is being developed for the treatment of Inflammatory Bowel Diseases ("IBD"), including ulcerative colitis and Crohn's disease. A Phase II efficacy trial has been completed for Tazofelone, and Tazofelone could offer consumers an alternative to existing treatments for IBD which include corticosteroids, 5ASA and azsulfidine.

     The other three Compounds are being developed to treat Functional Bowel Disorders ("FBD"), including irritable bowel syndrome and non-ulcerative dyspepsia. These Compounds could provide an alternative to current FBD therapies which include dietary changes, over-the-counter laxatives, antidiarrheals, prescription antispasmodics, gastroprokinetics, proton pump inhibitors, 5HT\\3\\ compounds and antacids.

     In March, 1997, the Company and Pfizer Inc. (Pfizer) entered into a License Agreement pursuant to which the Company acquired from Pfizer certain worldwide rights to a compound in development called Sampatrilat. Sampatrilat, currently in phase II clinical trials, is intended to treat essential hypertension and congestive heart failure. The License Agreement grants the Company exclusive worldwide rights to develop, manufacture, market and sell Sampatrilat anywhere in the world.

     Sampatrilat incorporates, in a single substance, two different but complimentary modes of activity. It is a potent inhibitor of angiotensin converting enzyme ("ACE") and also inhibits neutral endopeptidase which, in turn, results in an elevation of atrial natriuretic factor ("ANF"), the body's own natural diuretic. This dual mode of activity may offer patients and managed care providers the potential advantages of a treatment regime involving fewer drugs, reduced risks, and lower costs in comparison to currently existing therapies.

     Today, treatment of uncomplicated essential hypertension follows a step therapy paradigm with the initial treatment often being an ACE inhibitor. However, normalization of blood pressure may require the addition of a second drug, generally a diuretic, in combination with the ACE inhibitor. This type of step therapy, involving two and sometimes three drugs, may produce side effects comprising the additive adverse reactions of the different products employed.

     Diuretics commonly employed with ACE inhibitors can produce side effects that include potassium depletion, gout, elevated blood lipids, and abnormalities in sugar metabolism. Because ANF is a natural diuretic that does not possess these properties, the use of Sampatrilat in hypertension or congestive heart failure patients may confer, through the administration of a single drug, all the advantages of a pure ACE inhibitor with the addition of greater natruresis thus obviating the separate diuretics.

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

     The Company has completed Phase III trials and anticipates filing an NDA for MAXIVENT in 1997. MAXIVENT has been approved for commercial sale in Italy and is currently being sold in that country under the tradename "ANSIMAR" by the Company's unaffiliated licensor, ABC.

     THERAPEUTIC CATEGORY - GYNECOLOGY/ENDOCRINOLOGY

     SOMAGARD(R). In 1988, the Company acquired rights from the Salk Institute to manufacture and market SOMAGARD (deslorelin) in the United States and in certain foreign countries, including the United Kingdom and Canada. SOMAGARD is being developed for the treatment of central precocious puberty in children, an endocrine disorder that results in premature release of hormones, and endometriosis in women. Published reports of long-term studies conducted by the National Institutes of Health have indicated that the administration of SOMAGARD inhibits the release of hormones which cause the abnormal maturation process and causes a return to normal growth rates. The Company has completed Phase III trials for SOMAGARD for use in the treatment of central precocious puberty and is studying various alternatives for the commercialization of this product and may elect to complete its development through a licensing arrangement with a third party.

     The Company currently markets the product SUPPRELIN(R) (histrelin), an Orphan Drug, for central precocious puberty. See "Government Regulation." The Company believes that SOMAGARD will complement SUPPRELIN. A depot formulation of SOMAGARD is being developed which will require less frequent injections. SOMAGARD, if approved by the FDA, would be marketed to endocrinologists and managed healthcare organizations.

     SOMAGARD also is being developed as a treatment for endometriosis. A number of Phase II clinical trials for this indication have been conducted. Endometriosis is a gynecologic abnormality which may result in pain, infertility and sexual and bowel dysfunction. Published reports of studies conducted by the National Institutes of Health indicate that SOMAGARD relieves pain and restores normal sexual and bowel function in women with this condition.

     THERAPEUTIC CATEGORY - HEMATOLOGY

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

     For use in conjunction with radiotherapy, RADINYL is currently in Phase III clinical trials in patients with advanced head and neck cancer. The patients enrolled in these trials in the United States and Europe were randomized to receive either RADINYL in conjunction with radiotherapy or radiotherapy alone. The results of these studies are currently under analysis.

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

     A joint venture from which Bayer obtained the rights to DIRAME had initially filed an NDA for DIRAME. Subsequent to such filing, the FDA required additional studies regarding the drug. The Company is now addressing the issues raised by the FDA and, in 1993, commenced long-term carcinogenicity studies on two species of laboratory animals and other clinical studies. The in-life phase of these studies has been completed and the results are currently under analysis. In order to complete its NDA filing, the Company believes it must complete an additional Phase III clinical trial. The Company plans to commence such clinical trial during 1997.

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

     The Company intends to contract-out the development of several of its late stage development products, utilizing contract clinical research organizations.

     LICENSE AGREEMENTS

     The Company has obtained rights to the late-stage drugs currently being developed by it through license agreements with pharmaceutical companies, government agencies and research-based institutions and has sublicensed certain of these rights to pharmaceutical companies through license and/or marketing agreements. A discussion of these agreements is provided below.

     PROAMATINE Agreements.  In 1985, the Company entered into a license
     ----------------------
agreement with the predecessor in interest of Nycomed Pharma pursuant to which the Company obtained exclusive rights to develop and market the product PROAMATINE in the United States, Canada, the United Kingdom, Ireland and certain other countries. The agreement was amended in January 1994 to, among other things, provide for a reduction in the delivery price of the product to the Company in any territory covered by the agreement for a five year period commencing upon the Company's launch of the product in any such territory and the addition of minimum sales requirements which must be achieved by the Company in the territories covered by the agreement in order to maintain exclusivity. The Company's agreement with Nycomed Pharma, as amended, obligates it to develop PROAMATINE and obtain governmental approval to market the product in the licensed territories. The Company is obliged to pay a royalty to Nycomed Pharma on sales of PROAMATINE by the Company and its distributors and must purchase its requirements of PROAMATINE from Nycomed Pharma.

     In 1991, the Company entered into a marketing agreement with Knoll which granted Knoll the exclusive right to market and sell PROAMATINE in Canada (under the name AMATINE) for use in the treatment of orthostatic hypotension.

     AGRYLIN License Agreement.  In 1991, the Company entered into a license
     --------------------------
agreement with Bristol-Myers Squibb pursuant to which the Company obtained exclusive worldwide rights to develop and market AGRYLIN. The Company is obliged to fund the continued development and registration of AGRYLIN, make an additional payment upon FDA approval and pay royalties on sales of the drug.

     In 1994, the Company entered into a distribution agreement with Swedish Orphan AB ("Swedish Orphan") for the distribution and sale of AGRYLIN in the Nordic countries of Norway, Sweden, Finland, Denmark and Iceland. AGRYLIN is not yet approved in the Nordic countries and, as part of the distribution agreement, Swedish Orphan is responsible for obtaining regulatory approval. If regulatory approval is obtained, the Company will supply finished goods to Swedish Orphan which will provide physical distribution along with marketing and sales support.

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

     In 1985, the Company and the predecessor in interest of Nycomed Pharma formed a joint venture company known as Linz-Roberts, Inc. ("Linz-Roberts") to develop RADINYL. The Company and Nycomed Pharma each owns 50% of the common stock of Linz-Roberts. The Company contributed its license to RADINYL to Linz-Roberts and the Company has been granted an exclusive license by the joint venture to manufacture and distribute RADINYL dosage forms in the United States, Canada, the United Kingdom and Ireland. Nycomed Pharma has been licensed on an exclusive basis to manufacture and distribute RADINYL dosage forms in Europe (except the United Kingdom and Ireland), the Middle East and Africa. Both parties have the right to grant sublicenses. Nycomed Pharma has been designated the supplier of bulk RADINYL substance, and the joint venture has contracted to purchase its entire requirements of bulk RADINYL substance from Nycomed Pharma, provided that Nycomed Pharma can meet certain price requirements and supply all required quantities. Linz-Roberts has retained the right to distribute RADINYL in the territories not licensed to the Company or Nycomed Pharma.

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

     License Agreements for Tazofelone and other Lilly Compounds.  During the
     ------------------------------------------------------------
fourth quarter of 1996, the Company entered into four License Agreements with Lilly pursuant to which the Company acquired the exclusive rights to develop, manufacture, market and sell Tazofelone and the Compounds LY246736 and LY353433 anywhere in the world and the Compound LY315535 in the United Stated and its territories, Canada and Mexico. The term of each of the License Agreements shall be the later of either (i) the life of the last to expire of the patents covering a Compound or (ii) fifteen years. Under the terms of each of the License Agreements, the Company paid Lilly a signing fee and is obligated to make certain milestone payments to Lilly as well as pay Lilly certain royalties based on the sales of any products resulting from the Compounds licensed to the Company pursuant to these License Agreements.

     Sampatrilat License Agreement. In March, 1997, the Company entered into a
     -----------------------------
License Agreement with Pfizer pursuant to which the Company acquired the exclusive rights to develop, manufacture, market and sell Sampatrilat anywhere in the world. The term of the License Agreement shall be the earlier of the expiration of the last to expire of the patents covering Sampatrilat or fifteen years from the date of first commercial sale of a product containing Sampatrilat. Under the terms of the License Agreement, the Company paid Pfizer a signing fee and is obligated to make certain milestone payments as well as pay Pfizer certain royalties based on the sale of products containing Sampatrilat. Pfizer has retained the right under certain circumstances should the Company's sales of Sampatrilat dosage forms equal or exceed a certain percentage of the worldwide sales of pharmaceuticals sold for the treatment of hypertension in humans, to convert the Company's license to a nonexclusive license upon the making of certain payments to the Company.

     MARKETING

     The Company markets and sells its products primarily through its own sales force and through a network of brokers and distributors. In 1995, the Company's marketing and sales force increased by more than 50% in order to promote actively the Company's products, mainly in connection with the commencement of the sale of TIGAN, EMINASE and NOROXIN. During 1996, the Company's sales force continued to concentrate on selling TIGAN, EMINASE and NOROXIN, for the most part, and establishing the groundwork for selling PROAMATINE and AGRYLIN.

     The Company has positioned its sales operation to impact selected physician specialties and major buying and decision making entities, such as managed care organizations and large retail and mass merchandise operations. With the growing trend in the United States of providing health care through some form of managed care program, the Company has stepped-up its selling efforts of prescription products to such managed healthcare organizations. In an effort to increase its sales to managed healthcare organizations, the Company has employed national account managers to focus efforts on this growing market. Various marketing, promotion, sales and training programs have been initiated to improve the Company's penetration of the managed healthcare market and increase product sales to managed healthcare organizations.

     MANUFACTURING

     From its inception, the Company's initial strategy was to outsource its manufacturing and packaging functions in order to enable the Company to grow without requiring large capital outlays to produce and package its products. In that regard, the Company has engaged contractors, primarily large pharmaceutical companies, to convert active ingredients into finished drug products. In most instances where the Company has acquired the rights to approved products from other pharmaceutical companies, the seller or licensor has agreed to manufacture the Company's requirements of the products for a specified period of time. The manufacturing activities conducted by third parties for the Company have consisted of the receipt and storage of materials, purification, production, packaging and labeling. The Company has established a manufacturing department which is responsible for (i) monitoring the manufacturing operations of its contractors, (ii) inventory control, and (iii) quality control. The Company's manufacturing department has established a quality control and quality assurance program, including a set of standard operating procedures, designed to assure that the Company's products are manufactured in accordance with Good Manufacturing Practices standards ("GMP") and other applicable domestic and foreign regulations.

     The Company has determined that it will take control of a major portion of its manufacturing activities and seek to achieve certain cost efficiencies. In October 1996, the Company agreed with Monsanto Canada, Inc. to acquire a 100,000 square foot pharmaceutical manufacturing facility currently operated by Monsanto's Searle Division ("Searle") located in Oakville, Ontario. The facility which is currently operated by Searle is approved by both the FDA and HPB. In addition to manufacturing and processing capabilities, the facility includes laboratory, warehouse and administrative space. The Company expects that by transferring certain product manufacturing from third parties to its own facility, the Company should realize certain benefits, including, without limitation, lower production costs and more flexibility in determining appropriate inventory levels for the Company's products. In addition, the Company plans to utilize the available office space in Oakville by relocating the operations of its subsidiary, Roberts Pharmaceutical Canada, Inc., to the Oakville facility. The Company's ability to transfer the production of certain of its products to the Oakville facility will be, in certain cases, dependent on the duration of its current agreements with suppliers, and the ability to obtain regulatory approvals to transfer the manufacture of these products to Oakville.

     Upon finalizing the purchase of the facility, which the Company expects to consummate by the middle part of 1997, Searle has agreed in principle to lease back some space in the facility for a period of time as well as to have the Company fulfill certain of Searle's product packaging requirements currently being satisfied at the Oakville facility. In addition, the Company will explore the possibility of using the facility to engage in contract manufacturing for other pharmaceutical companies until the facility is fully utilized by the Company.

     HOMECARE

     In August 1995, the Company announced its decision to discontinue and divest certain non-core, nonpharmaceutical business activities, including the operations of Homecare, which were no longer compatible with the Company's objective of growing and developing a pharmaceutical company with a primary focus on the sale of prescription drugs. Through Homecare, the Company distributed high value prescription injectable and biotechnology pharmaceutical products for physician office use and provided medical and other health oriented therapies in home and outpatient settings. While Homecare's businesses had a role in the initial stages of the Company's growth and development, those businesses never represented a significant portion of the Company's consolidated revenue or earnings. The Company has completely divested the Homecare operations located in New Jersey, North Carolina and South Carolina. The entity which purchased the New Jersey operations has also executed an agreement with the Company to purchase Homecare's New York operations. The consummation of such agreement is pending as the parties seek state regulatory approval for the transaction. See "Notes to Consolidated Financial Statements - Note 16."

     PATENTS AND PROPRIETARY RIGHTS

     The Company considers the protection of discoveries in connection with its development activities important to its business. To date, the Company has acquired certain patents in connection with the acquisition of certain products and has filed applications for patents covering new processes for manufacturing anagrelide, the active ingredient in AGRYLIN. Additionally, rights to patented technology have been licensed to the Company. The late-stage products being developed by the Company which are afforded patent protection are: AGRYLIN - patents issued 1980 and 1982 and applications filed in 1996; RADINYL - patent issued 1983; STANATE -patents issued 1987, 1988, 1992 and 1993. Also, regarding the Compounds acquired from Lilly, certain patents have been issued in the United States and several other countries with respect to Tazofelone and the Compound designated LY246736. In addition, there are other domestic or foreign patent applications pending for all of the Compounds. Certain of the Company's products may be afforded protection under laws which provide market exclusivity for Orphan Drugs and drugs which include a new active ingredient. See "Government Regulation."

     CONTRACT CLINICAL RESEARCH

     Since its inception, the Company, through its subsidiary VRG
International, Inc. ("VRG"), has derived a portion of its revenues from contract clinical research. Under these arrangements, the Company is paid a fee to conduct clinical research for pharmaceutical companies that wish to test the safety and efficacy of their products. The Company has primarily conducted studies of investigational new drugs for major multinational pharmaceutical company clients and to a lesser degree performed safety and efficacy tests on a variety of over-the-counter products. The Company has also provided clinical investigation services to pharmaceutical companies to assist them in reducing the time required to introduce new drugs to the market.

     The Company's integrated clinical research operations have been conducted through twelve research-dedicated outpatient clinics located throughout the U.S.; an in-house patient recruiting system; a custom designed multi-purpose computerized study tracking system; on-site study coordinators; qualified contract investigators; sophisticated data management and multi-level quality control.

     Consistent with the Company's decision in 1995 to discontinue and divest certain of its non-core, nonpharmaceutical businesses, the Company announced, in March 1996, its intentions to discontinue and divest the business operations of VRG. Contract clinical research generally has proven to have lower profit margins than the sale of prescription pharmaceuticals, and the Company believes that, in the future, contract clinical research has lower growth prospects for it than the sale of prescription pharmaceuticals. Beginning with the 1994 fiscal year, revenue from contract clinical research operations began to decline, and in 1995, VRG's operations produced a loss, net of tax benefit, of $3.5 million. Among other reasons, the Company attributes such decline to the completion of the work under agreements with Yamanouchi U.S.A. Inc., a subsidiary of a major shareholder of the Company, and the fact that such work was not replaced by other significant contracts. The Company is actively seeking a purchaser for VRG's operations. See "Item 7 Management's

Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements - Note 16."

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

     GOVERNMENT REGULATION

     The marketing of pharmaceutical products requires the approval of the FDA and comparable agencies in foreign countries. The FDA has established guidelines and safety standards which apply to the preclinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new drug can take many years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use include preclinical studies, the filing of an IND, human clinical trials and the approval of an NDA.

     Drug marketing exclusivity protection is granted through the Orphan Drug Act of 1983 (the "Orphan Drug Act") and the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Waxman Hatch Act"). The Orphan Drug Act entitles a company to market exclusivity in the United States for a period of seven years from the date of FDA approval for drugs which, among other criteria, are intended to treat a patient population of less than 200,000. PROAMATINE for idiopathic orthostatic hypotension has been granted Orphan Drug status and the FDA has designated each of SOMAGARD for central precocious puberty and AGRYLIN for thrombocythemia, as being eligible for Orphan Drug status in the United States. Certain provisions of the Waxman-Hatch Act grant market exclusivity in the United States for a period of five years from the date of FDA approval for drugs containing a new active ingredient. Based upon its review of industry and government data, the Company believes that DIRAME may qualify for this protection.

     The manufacturing processes of the Company's contractors and licensors are subject to regulation, including the need to comply with Good Manufacturing Practices. These same regulations will apply to the Company with respect to the Oakville, Ontario manufacturing facility which it has agreed to purchase from Searle. See "Manufacturing." The Company's business is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Drug Enforcement Act, the Resource Conservation and Recovery Act, the Pharmaceutical Marketing Act of 1988 and other current and potential future federal, state or local regulations.

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

     EMPLOYEES

     As of March 19, 1997, the Company had 423 employees, including 5 officers, 66 persons engaged in research and development activities and 218 persons engaged in marketing and sales activities. In addition to its full-time staff, the Company engages medical doctors and other professional personnel on a consultancy basis and, from time to time, consultants and others on a per diem or hourly basis. The Company believes its relations with its employees are satisfactory.

     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Financial Information about Foreign and Domestic Operations is presented in
Note 14 to the Company's financial statements. See "Notes to Consolidated Financial Statements - Note 14."

ITEM 2.  PROPERTIES

     The Company's worldwide headquarters are located at Meridian Center II, 4 Industrial Way West, Eatontown, New Jersey. The building housing the Company's worldwide headquarters, which was purchased by the Company in 1992 and occupied in 1993, consists of an aggregate of 80,000 square feet.

     The Company owns an office and warehouse building consisting of 30,300 square feet, which is located across the street from the Company's worldwide headquarters. The Company uses this building for the warehousing of Company records, archives, certain offices and facilities.

     The Company has agreed to purchase from Searle a 100,000 square foot manufacturing facility located in Oakville, Ontario which is currently operated by Searle. The Company anticipates that the purchase of this facility will be completed by the middle part of 1997. See "Item 1 Business -Manufacturing."

     The Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., occupies 3,800 square feet of leased office space in the Surrey Research Park in Guildford, Surrey, England, approximately 30 miles south of London. The monthly rental for these offices is approximately 6,500 British pounds.

     The Company's Canadian subsidiary, Roberts Pharmaceutical Canada, Inc., occupies 4,122 square feet of leased office space in Ontario, Canada. The lease provides for a monthly rental of $4,122, Canadian currency. If the Company completes the purchase of the Oakville manufacturing facility, the Company intends to consolidate its Canadian operations by closing this office and relocating all personnel to the office space available in the manufacturing facility.

     The Company also leases office space in several other locations in the United States and certain foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

     On April 10, 1995, a shareholders' class action suit was instituted in the United States District Court for the District of New Jersey against the Company and certain of its officers and a former officer by Grace Cowitt ("Cowitt") on behalf of all persons who purchased shares of the Company's Common stock between November 7, 1994 and March 22, 1995. The complaint asserts claims against the Company and certain of its officers and a former officer for violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to press releases and filings with the Securities and Exchange Commission and certain public statements allegedly made by the Company and certain of its officers and a former officer relating to the Company's business. The plaintiff seeks to recover damages in an unspecified amount. On June 26, 1995, a similar shareholders' class action suit was instituted in the United States District Court for the District of New Jersey against the Company and certain of its officers and a former officer by Dieter Zander ("Zander") on behalf of all persons who purchased shares of the Company's Common Stock between November 7, 1994 and May 31, 1995. This suit was voluntarily dismissed by Zander in October 1995. In August 1995, a consolidated complaint was filed in which the plaintiff, Cowitt, extended the proposed class period from March 22, 1995 through May 31, 1995. The Company believes that it has complied with all of its obligations under the federal securities laws and considers the plaintiff's allegations to be without merit. The Company is vigorously defending against the allegations in this remaining suit and discovery proceedings have commenced. The Company is not able to predict the outcome of this proceeding at this time, and management is not able to determine the amount of the potential liability, if any.

     There are no additional material legal, governmental, administrative or other proceedings pending against the Company, any of its subsidiaries or any of their properties, or to which the Company or any such subsidiary is a party, and to the knowledge of management, no such material proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Shareholders on November 6, 1996, at which time the shareholders of the Company approved (i) a proposal to issue to the holders of the Company's 5% Convertible Preferred Stock, $.10 par value per share (the "5% Preferred Stock"), which had been issued to such holders in a private placement completed in August 1996, the full number of shares of the Company's Common Stock to which such holders are entitled upon conversion of the 5% Preferred Stock, and (ii) a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the authorized shares of the Company's Common Stock from 50,000,000 shares to 100,000,000 shares. Each proposal was approved by approximately 95% of the votes cast at the meeting. With respect to the 5% Preferred Stock proposal, 12,686,283 votes were cast for and 805,849 votes were cast against the proposal, and there were 182,774 abstentions and 5,385,968 broker non-votes. With respect to the proposal to increase the number of authorized shares of Common Stock, 18,057,336 votes were cast for and 863,532 votes were cast against the proposal, and there were 140,006 abstentions and no broker non-votes.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 19, 1997 are listed below, and brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information which follows the table.

     The executive officers of the Company are as follows:

      NAME                   AGE            POSITION
---------------------------------------------------------------

ROBERT A. VUKOVICH, Ph.D.     53  President and Chief Executive
                                  Officer

ROBERT W. LOY                 59  Executive Vice President

JOHN T. SPITZNAGEL            55  Executive Vice President

PETER M. ROGALIN              54  Vice President, Treasurer and
                                  Chief Financial Officer

ANTHONY A. RASCIO, ESQ.       54  Vice President, Secretary and
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

     Robert W. Loy has served as Executive Vice President - Operations and New Business Development since March 4, 1996. Mr. Loy served as Chief Operating Officer of the Company from August 1992 to March 1996 and as Vice President of the Company from December 1992 to March 1996. Mr. Loy has served as a Director of the Company since October 1993. From 1963 to 1990, he held various positions at Squibb Corporation, including that of Vice President, Worldwide Operations for the Squibb Derm Division. From 1990 to 1992, Mr. Loy served as Vice President, International Sales and Marketing, with Hollister, Inc. Mr. Loy received his undergraduate degree from Old Dominion University and attended Villanova University Graduate School.

     John T. Spitznagel has served as Executive Vice President - Worldwide Sales and Marketing since March 1996. In July 1996, the Company's Board of Directors appointed him as an officer of the Company and also as a director to fill a vacancy which existed on the Board. Mr. Spitznagel served as President of Reed and Carnrick Pharmaceuticals from September 1990 through July 1995. In 1989 and 1990, Mr. Spitznagel served as Chief Executive Officer of BioCryst Pharmaceuticals, Inc. From 1979 through 1989, Mr. Spitznagel held various positions with Wyeth-Ayerst Laboratories, advancing from Marketing Director to Senior Vice President of Marketing and Sales. Mr. Spitznagel was employed by Roche Laboratories from 1971 through 1979 and by Warner-Chilcott Laboratories from 1966 through 1971 in various sales, marketing and management positions.
Mr. Spitznagel received his undergraduate degree from Rider University and an M.B.A. from Fairleigh Dickinson University.

     Peter M. Rogalin has served as Vice President, Treasurer, Chief Financial Officer and a Director of the Company since February 5, 1996. From 1978 to 1992, Mr. Rogalin was employed in various executive capacities by Sterling Winthrop, Inc. (formerly Sterling Drug, Inc.), including Assistant Treasurer from 1987 through 1992. From 1993 through July 1994, Mr. Rogalin was a Principal in RK Associates, a consulting firm with specific expertise in financial and business operations and systems for small and medium sized companies. From July 1994 through January 1996, Mr. Rogalin served as Vice President - Finance and Chief Financial Officer of ImClone Systems, Inc., a biopharmaceutical company engaged in research and development of therapeutic products for the treatment of cancer and cancer related disorders. Mr. Rogalin, a Certified Public Accountant, received his undergraduate degree from St. Lawrence University and an M.B.A. from the Graduate School of Business, New York University.

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

COMMON STOCK

     The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System and was held by approximately 900 shareholders of record as of March 19, 1997.

     The following table sets forth, for the periods indicated, the high and low last sale prices for the Company's Common Stock, as reported on the NASDAQ National Market System.

                                 High      Low
                                -------  --------

YEAR ENDED DECEMBER 31, 1995

  First Quarter                 $46 1/2  $24 3/4
  Second Quarter                $28      $15 1/2
  Third Quarter                 $26 1/2  $17
  Fourth Quarter                $23 3/4  $15 3/4

YEAR ENDED DECEMBER 31, 1996

  First Quarter                 $24      $18 5/8
  Second Quarter                $21 7/8  $17 7/8
  Third Quarter                 $20 3/4  $15 5/16
  Fourth Quarter                $18 1/8  $11

     The Company has not paid any cash dividends on its Common Stock in the past, and it is unlikely that the Company will pay any dividends on its Common Stock in the foreseeable future.

     Pursuant to the terms of the several Stock Purchase Agreements, each dated as of July 17, 1996, the Company issued and sold in a private placement to certain investment funds 600,000 shares of the Company's Common Stock at an issue price of $16.65 per share resulting in gross proceeds to the Company of $9,990,000 (the "Common Stock Private Placement"). The identities of such investors in the Common Stock Private Placement are incorporated herein by reference to the section entitled "Selling Shareholders," which is included in the Prospectus for the resale of shares of Common Stock which is part of the Form S-3 Registration Statement which became effective on November 7, 1996 (the "Registration Statement").

     Cappello & Laffer Capital Corp. was the Placement Agent (the "Placement Agent") for the Common Stock Private Placement. In consideration for placing such securities, the Placement Agent received aggregate cash consideration in an amount which is equal to 5% of the gross proceeds received by the Company and was reimbursed for certain expenses. Further, the Company issued to certain designees of the Placement Agent, Common Stock Warrants to acquire an aggregate of 15,000 shares of Common Stock for a purchase price of $16.65 per share, which warrants expire in July 1999.

     The shares of Common Stock sold in the Common Stock Private Placement were not registered at the time such private placement was consummated. The Company relied on the exemption from registration provided by Rule 506 under Regulation D of the Securities Act of 1933, as amended ( the "Securities Act"). However, all such shares of Common Stock have been subsequently registered pursuant to the Registration Statement.

5% PREFERRED STOCK

     Pursuant to the terms of the several Preferred Stock Investment Agreements, each dated as of August 29, 1996, the Company issued and sold in a private placement to approximately eighty accredited investors for $25 per share an aggregate of 4,200,000 shares of 5% Preferred Stock resulting in gross proceeds of $105 million (the "Preferred Stock Private Placement"). The identities of the purchasers of the 5% Preferred Stock in the Preferred Stock Private Placement are incorporated herein by reference to the section entitled "Selling Shareholders" included in the Registration Statement.

     The Placement Agent placed the shares of 5% Preferred Stock sold in the Preferred Stock Private Placement. The Placement Agent received aggregate cash consideration of 5% of the gross proceeds received by the Company and was reimbursed for certain expenses. Further, the Company issued to certain assignees of the Placement Agent Convertible Preferred Stock Warrants to acquire 420,000 shares of 5% Preferred Stock for a purchase price of $25.00 per share, which warrants expire in August, 1998.

     The shares of 5% Preferred Stock were not registered and were sold pursuant to the exemption from registration provided by Rule 506 under Regulation D of the Securities Act. However, a certain number of shares of Common Stock into which the shares of 5% Preferred Stock could be converted have been registered pursuant to the Registration Statement.

     The Company is not aware of any established public trading market for the shares of 5% Preferred Stock and none is expected to develop. Dividends at the rate of $1.25 per share per annum are payable quarterly on the 5% Preferred Stock. Such dividends may be paid in cash or, at the option of the Company and subject to certain conditions, in shares of 5% Preferred Stock. For the year 1996, the Company paid and accrued dividends on the 5% Preferred Stock in an aggregate amount equal to $1,285,716. The 5% Preferred Stock is also subject to a liquidation preference of $25.00 per share (plus accrued and unpaid dividends thereon) (the "Liquidation Preference").

     The 5% Preferred Stock is convertible into a number of shares of Common Stock which depends, in part, upon the conversion price in effect at the time of conversion. The conversion price is equal to 90% of the lowest trade price of the Common Stock as reported by the NASDAQ National Market System during a specified period of trading days (the "Conversion Price") and, accordingly, the number of shares of Common Stock will vary inversely with the market price of the Common Stock. In any event, the Conversion Price shall not be greater than $19.1359 (the "Conversion Cap"). The number of shares of Common Stock which a holder of shares of 5% Preferred Stock may acquire upon the conversion of such shares shall be determined by dividing the Liquidation Preference by the Conversion Price on the date the notice of conversion is given by the holder.

     At any time on or after August 29, 1997, the Company at its option may cause all outstanding shares of 5% Preferred Stock to be converted into Common Stock at the Conversion Price as of the date specified in the Company's notice; provided, that the

Company may not exercise such right of conversion unless (i) the closing price of the Common Stock as reported by the NASDAQ National Market System for the 20 consecutive trading days prior to the date the conversion notice is mailed has not on any day been less than 120% of the Conversion Cap, and (ii) the shares of Common Stock issuable upon conversion are registered for resale by an effective registration statement under the Securities Act and a current prospectus is available for delivery.

     On August 20, 1998, any outstanding shares of 5% Preferred Stock shall be automatically converted into shares of Common Stock at the Conversion Price on such date.

     As of March 19, 1997, there were 1,004,622 shares of 5% Preferred Stock outstanding and 27 holders of such 5% Preferred Stock. 3,195,378 shares of 5% Preferred Stock have been converted into 7,962,619 shares of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for the Company for each of the five fiscal years in the period ended December 31, 1996 are derived from financial statements that have been audited and reported upon by Coopers & Lybrand L.L.P., independent accountants for the Company. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

OPERATING STATEMENT DATA:
                                               Years Ended December 31,
-----------------------------------------------------------------------------------------
                                    1992      1993     1994       1995       1996
                                  -------   -------  -------    -------    -------
                                                (in thousands, except
                                                    per share data)
Total Revenue                    $18,407   $57,561  $89,020   $113,427   $ 98,111

Operating (Loss) Income
 from Continuing
 Operations                       (9,986)    7,850   25,802      6,873    (50,195)  (1)

(Loss) Income from
 Continuing Operations before
 Extraordinary Item               (8,473)    6,415   20,618      2,703    (34,275)

Net (Loss) Income from
 Continuing Operations            (8,473)    6,415   20,618      2,703    (34,275)

Net Income (Loss) from
 Discontinued Operations            (327)      813   (1,206)   (27,045)       556

Net (Loss) Income                 (8,800)    7,228   19,412    (24,342)   (33,719)

(Loss) Earnings Per Share
 of Common Stock from
 Continuing Operations
 before Extraordinary Item          (.61)      .41     1.10        .15      (2.47)  (2)

Earnings (Loss) Per Share
 of Common Stock from
 Discontinued Operations            (.03)      .05     (.06)     (1.45)       .03

(Loss) Earnings Per Share
 of Common Stock                    (.64)      .46     1.04      (1.30)     (2.44)

Average Number of
 Common Shares
 Outstanding                       13,770   15,590   18,708     18,623     19,133

(1)  Intangible Dispositions and Write-Offs. During the fourth quarter of 1996,
     ---------------------------------------
     the Company completed the sale of the majority of its non-core nonprescription products along with the NUCOFED and QUIBRON brands in two independent sales transactions. These sales, net of proceeds, resulted in a one time, non-cash write off of $11.9 million, which amounted to $7.6 million net of taxes. Also, during the fourth quarter of 1996, in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss of long-lived intangible assets in the amount of $25.4 million, which amounted to $17.8 million net of taxes.

     Operating income and net loss were negatively affected by the sale and write down of the intangible assets in the amounts of $37.3 million for operating income and $25.4 million for net loss. In the event that these transactions had not occurred, operating income would have amounted to a loss of $12.9 million and net loss would have been $8.3 million.

(2) Pursuant to a new position taken by the SEC staff (the "Staff"), effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market, the Company recorded a charge for Earnings Per Share purposes of $.61 per share. This charge to Earnings Per Share is consistent with the Staff's position that the 10% discount available to holders of 5% Preferred Stock should be amortized between the issuance date and the first date that conversion could occur.

     To clarify the adjustments indicated above, a reconciliation of Earnings Per Share for the twelve months ended December 31, 1996 is composed of the following elements:

     Net (loss) from continuing operations
     before the consideration of write-off
     and the sale of intangible assets, the
     recognition of the discount upon the
     issuance of 5% Preferred Stock or
     preferred dividends                                             $ (.47)
     Write-off and sale of intangible assets                          (1.33)
        5% Preferred Stock dividends                           (.06)
        Issuance of 5% Preferred Stock
        at a 10% discount to market                            (.61)   (.67)
                                                              ------  -----
     Net (loss) from continuing operations                            (2.47)
     Income from discontinued operations                                .03
                                                                     ------
     (Loss) attributable to Common Stock                             $(2.44)
                                                                     ======

     BALANCE SHEET DATA:
                                                                     As of December 31
     ------------------------------------------------------------------------------------------------------
                                                           1992       1993       1994       1995       1996
                                                       --------   --------   --------   --------   --------
                                                             (in thousands)
     Total Assets                                      $185,424   $343,103   $336,192   $340,290   $372,225

     Long-Term Debt and
      Redeemable Preferred
      Stock                                              28,999     45,668     22,411     16,183     10,639

     Shareholders' Equity                               121,594    238,999    259,129    235,467    309,759

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995 AND 1996

     Corporate Revenues.  For the year ended December 31, 1996, total revenue
     -------------------
decreased $15.3 million from $113.4 to $98.1 million. This decrease was the result of a decrease in product sales.

     Product Sales.  For the year ended December 31, 1996, product sales
     --------------
decreased $15.3 million from $113.4 to $98.1 million. This decrease is the result of the divestiture of certain products during the year, a decline in the sale of certain products due in part to a shift in promotional activity and a change in the timing of special discounts and special offers to the trade, increased generic competition and certain back order situations, offset by fourth quarter sales of PROAMATINE.

     For the year ended December 31, 1996, sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., decreased slightly from $12.1 million to $12.0 million. Sales of the Company's Canadian subsidiary, Roberts Pharmaceutical Canada, Inc., increased $0.6 million from $11.1 million to $11.7 million. This increase is primarily the result of an increase in the demand for products acquired during 1995 along with the launch of Advantage 24, a contraceptive product.

     Cost of Sales.  For the year ended December 31, 1996, cost of sales
     --------------
amounted to 51% of product sales as compared to 47% in 1995. This increase in cost of sales percentage and corresponding decrease in gross profit percentage is primarily the result of an increase in inventory obsolescence resulting from the decrease in demand for certain products for which inventory production schedules had been previously agreed with third party suppliers. Cost of sales continues to be impacted by sales of NOROXIN, a lower gross profit margin product in the Company's product mix.

     Research and Development.  Research and development expenses decreased from
     -------------------------
$6.1 million in 1995 to $4.0 million in 1996, a decrease of 34.4%. This decrease results from decreased expenditures in the development of the Company's two recently approved products, AGRYLIN and PROAMATINE. The Company anticipates increased research and development expenses in 1997 relating primarily to the continued development of MAXIVENT, DIRAME, STANATE and the Lilly Compound, LY315535.

     Marketing and Administrative Expenses.  Marketing and administrative
     --------------------------------------
expenses increased $9.6 million from $47.6 million in 1995 to $57.2 million in 1996. Marketing expenses increased $8.6 million primarily as a result of increased promotional activities for some of the Company's new products including PROAMATINE which was launched during the fourth quarter of 1996 and increased compensation for the sales forces in the United States, United Kingdom, and Canada. Administrative expenses increased $1.0 million during 1996 as compared to 1995 in large part due to expenses related to the shareholders' lawsuit and increased insurance costs.

     Interest Income and Expense.  For the year ended December 31, 1996,
     ----------------------------
interest income increased $.9 million to $2.9 million as the result of an increased cash balance due to the private placements that were completed during 1996. Interest expense decreased from

$3.5 million in 1995 to $1.8 million in 1996 as a result of a decrease in long-term debt related to product acquisitions.

     Income Taxes.  For the year ended December 31, 1996, income taxes from
     -------------
continuing operations decreased $17.4 million from a provision of $2.8 million to a benefit of $14.6 million, primarily as a result of a decline in net income including the write off and disposition of certain intangible assets. The Company's effective tax benefit of 30% was lower than the normal statutory rate primarily as a result of the Company's inability to recognize the benefit of the Canadian net operating loss carryforwards.

     The Company has recorded deferred tax assets of approximately $20.3 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that the deferred tax assets for which a valuation
allowance has not been provided will be realized.   The amount of the deferred
tax assets considered realizable, however, could be reduced at any time if estimates of future taxable income are reduced.

     Intangible Dispositions and Write-Offs.  During the fourth quarter of 1996,
     ---------------------------------------
the Company completed the sale of the majority of its nonprescription products along with the NUCOFED and QUIBRON brands in two independent transactions. These sales, net of proceeds, resulted in a one time, non-cash write off of $11.9 million, which amounted to $7.6 million net of taxes. Also, during the fourth quarter of 1996, in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss of long-lived intangible assets in the amount of $25.4 million, which amounted to $17.8 million net of taxes. If the estimate of undiscounted cash flows to be generated by the remaining intangible assets decreases in the future, an additional write-down of those assets may be required.

     New Accounting Pronouncements.  In February 1997, the Financial Accounting
     ------------------------------
Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and
(c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

     See "Notes to Consolidated Financial Statements - Note 16" for a discussion of discontinued operations.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1994 AND 1995

     Corporate Revenues.  For the year ended December 31, 1995, total revenue
     -------------------
increased $24.4 million from $89 million to $113.4 million. This increase was the result of a $26 million increase in product revenue offset by a $1.50 million decrease in other revenues. See "Product Sales" and "Other Revenues."

     Product Sales.  For the year ended December 31, 1995, product sales
     --------------
increased $26 million from $87.4 million to $113.4 million primarily as a result of new product acquisitions in the U.S. and the United Kingdom in 1994 and 1995. Sales in the U.S. increased from $66.2 million to $90.2 million as a result of 1995 product acquisitions and licensing activities. TIGAN and EMINASE, acquired from SmithKline Beecham, and NOROXIN licensed from Merck in 1995, added $48 million. This increase was offset by a $24 million decline in the sales of all other prescription and nonprescription products. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $2.4 million from $9.7 million to $12.1 million. This increase is primarily the result of the 1994 product acquisition of MAXOLON from SmithKline Beecham. Sales of the Company's Canadian subsidiary, Roberts Pharmaceutical Canada, Inc., decreased slightly to $11.1 million from $11.4 million primarily as a result of a decline in demand for the Company's nonprescription pharmaceutical products.

     Other Revenues.  Other revenues resulted from licensing activities
     ---------------
undertaken by the Company and represented revenues from separate transactions in 1994 and 1995. For the year ended December 31, 1995, other revenues decreased $1.55 million from $1.6 million to $.05 million primarily as a result of a decline in licensing activities.

     Cost of Sales.  For the year ended December 31, 1995, cost of sales
     --------------
amounted to 47% of product sales, a 25 percentage point increase as compared to the prior year. As a result, gross profit as a percentage of sales decreased from 78% to 53%. This increase in cost of sales as a percentage of product sales and the related decrease in gross profit percentage was primarily the result of the addition of NOROXIN to the Company's product mix as well as a decline in sales of higher margin products in the U.S. NOROXIN, which accounted for 31% of the Company's product sales in 1995, has a significantly lower gross profit margin than the other core pharmaceutical products sold by the Company. In the foreseeable future, the Company expects that NOROXIN will continue to provide a substantial part of the Company's product sales and, accordingly, the Company expects that cost of sales and gross profit as a percentage of sales will be similarly impacted.

     Research and Development.  Research and development expenses decreased by
     -------------------------
$3.4 million to $6.1 million during the year ended December 31, 1995 as compared to the prior year. The decrease was due to a reduced level of expenditure required to support the Company's development programs for AGRYLIN and PROAMANTINE.

     Marketing and Administrative Expenses.  For the year ended December 31,
     --------------------------------------
1995, marketing and administrative expenses increased $13.3 million from $34.3 million to $47.6 million in large part as a function of the significant increases in sales and development programs in connection with the acquisition and commencement of sales of TIGAN, EMINASE and NOROXIN during 1995. Marketing expenses increased $7.4 million as a result of increased promotional and sales activities for new products and the expansion and training of the Company's sales forces in the U.S., Canada and the United Kingdom.

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

     Income Taxes.  For the year ended December 31, 1995, income taxes on
     -------------
continuing operations decreased to $2.8 million from $4.1 million in 1994 primarily as a result of a decline in income. The Company's 1995 effective tax rate of 51% was higher than the normal statutory rate primarily as a result of the Company's inability to recognize the tax benefit of Canadian net operating loss carryforwards.

     Income from Continuing Operations.  For the year ended December 31,1995,
     ----------------------------------
net income from continuing operations was $2.7 million, which represents a decrease of $17.9 million of income from those same business operations during 1994.

     The Company believes that the decline in net income from continuing operations from 1994 to 1995 was attributable to a number of factors, including
(i) a decline in demand for certain of the Company's existing pharmaceutical products, particularly NORETHIN, NITRODISC, SALUTENSIN and the Company's over-the-counter nonprescription pharmaceutical products; (ii) an unanticipated delay in the closing of the Company's agreement with Merck to distribute NOROXIN and the diversion of the Company's sales force from the promotion of existing products to allow for sales training related to NOROXIN; (iii) revenues from the sale of TIGAN and EMINASE during the first quarter of 1995 prior to their acquisition by the Company, during which time the Company was distributing such products subject to distribution agreements with SmithKline Beecham, were not accounted for as revenues by the Company, but instead as a $5.4 million reduction in the purchase price paid by the Company for these products; (iv) the increase in cost of sales as a result of the higher costs related to the sale of NOROXIN and the growing importance of NOROXIN in the Company's product mix; and
(v) the costs associated with increasing the Company's sales force by more than 50% in 1995 in order to promote TIGAN, EMINASE and NOROXIN and the fact that the sale of such products did not commence until the end of the first quarter of 1995.

     Discontinued Operations.  In connection with the Company's decision to
     ------------------------
divest certain non-core, nonpharmaceutical business operations, the Company announced, in August 1995, its plan to discontinue and divest Homecare. In March 1996, the Company announced its plan to discontinue and divest VRG, a contract research organization. The Company's reported loss on discontinued operations represents the Company's best estimates of the amounts expected to be realized on the sale of its discontinued operations. The amounts the Company will realize could differ materially from those amounts assumed by the Company in estimating the loss on disposal reported in the Company's financial statements. For the year ended December 31, 1995, the Company reserved $9.7 million for anticipated losses relating to the discontinuation of its Homecare business. The sale of Homecare was essentially completed in 1996 resulting in a net charge to the reserve of approximately $1 million. For the fiscal year ended December 31, 1995, the Comapny reserved $12.8 million for anticipated losses relating to the discontinuation of VRG. In 1996, the Company revised its estimate of anticipated losses relating to VRG and reduced its reserve for such losses by $3.1 million. See "Notes to Consolidated Financial Statements--Note 16."

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1996, operating cash inflows amounted to $0.2 million as a result of the Company's net loss offset by non-cash charges, including intangible asset dispositions and write-offs totalling $25.4 million. As of December 31, 1996, the Company had cash, cash equivalents and marketable securities of $94.9 million. These balances are primarily attributable to the Common Stock Private Placement completed in July 1996 which resulted in net proceeds of approximately $9.9 million and the Preferred Stock Private Placement completed in August 1996 which provided approximately $98.8 million in net proceeds. Cash inflows from operations amounted to $22.8 million in 1995 and cash outflows from operations amounted to $0.7 million in 1994.

     The Company's funding requirements will depend on a number of factors, including the Company's development programs, product acquisitions, the level of resources required for the expansion of marketing capabilities, especially relating to the Company's two recently approved products, PROAMATINE and AGRYLIN, increased investment in accounts receivable and inventory which may arise from increased sales levels, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products, relationships with parties to collaborative agreements, the success of acquisition activities, the revenues generated from sales of PROAMATINE and AGRYLIN, and funding required to finalize the purchase of a fully equipped pharmaceutical manufacturing facility from Searle, which is expected to occur in mid 1997.

     Existing cash and securities balances and cash generated from operations are expected to be sufficient to fund operating activities for the foreseeable future, as well as support near and long term debt obligations, capital expenditures for the manufacturing facility, and development of the existing pipeline compounds. Cash equivalents and marketable securities currently consist of immediately available money market fund balances and investment grade securities.

     Capital Expenditures.  Capital Expenditures in 1994 relate primarily to the
     ---------------------
relocation of the Company's operating facilities in 1993. The Company has agreed to purchase a fully equipped pharmaceutical manufacturing facility from Searle for $6.3 million (Canadian) which is expected to be finalized in mid 1997. The Company anticipates additional capital expenditures in 1997 for the purchase of certain manufacturing and computer equipment associated with manufacturing, distribution and marketing activities.

     Foreign Currency Fluctuations.  The Company has subsidiary operations
     ------------------------------
outside the United States. As a result, the Company is subject to fluctuations in subsidiary revenues and costs reported in United States dollars as a consequence of currency exchange rate fluctuations. For the year ended December 31, 1996, the Company had a foreign exchange net gain of $0.4 million as a result of translating Monmouth Pharmaceuticals Ltd.'s net assets.

     Concentration of Credit Risk.  Financial instruments that potentially
     -----------------------------
expose the Company to concentrations of credit risk consist primarily of short term cash investments and trade accounts receivables. The Company places its temporary excess cash investments in short term money market instruments. At times, such investments may be in excess of the FDIC insurance limit. The Company markets its products primarily to wholesale drug distributors, retail pharmacies and physicians in the United Stated and abroad. The Company performs certain credit evaluation procedures and does not require collateral. Reserves are maintained for estimated credit losses.

     Inflation.  Although at reduced levels in recent years, inflation continues
     ----------
to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations has been minimal during the past three years.

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

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1997. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information pertaining to executive compensation is incorporated herein by reference to the section entitled "Election of Directors - Executive Compensation" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Security Ownership of Management" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Any information relating to this item is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1997.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     Reference is made to the Index of Financial
     Statements and Financial Statement Schedules
     hereinafter contained................................  F-1

     3.  EXHIBITS

     Reference is made to the Index of Exhibits
     hereinafter contained................................  E-1

(b)  REPORTS ON FORM 8-K

     During the fourth quarter ended December 31, 1996, the following reports on Form 8-K were filed by the Company with the Securities and Exchange
     Commission:

     Form 8-K (Item 5. Other Events), date of earliest event reported October 3, 1996 with respect to the sale by the Company of the NUCOFED and QUIBRON lines of respiratory drugs to Monarch Pharmaceuticals, a division of King Pharmaceuticals of Bristol, Tennessee.

     Form 8-K (Item 5. Other Events), date of earliest event reported October 7, 1996 with respect to the appointment of Dr. Zola P. Horovitz to the Board of Directors to fill the vacancy created by the death of Dr. W. Robert Fowler.

     Form 8-K (Item 5. Other Events), date of earliest event reported October 15, 1996 with respect to the agreement by and between the Company and Searle pursuant to which the Company intends to acquire the pharmaceutical manufacturing facility located in Oakville, Ontario which is currently operated by Searle.

     Form 8-K (Item 5. Other Events), date of earliest event reported November 6, 1996 with respect to the Company's acquisition from Lilly of the exclusive worldwide rights to Tazofelone and two other developmental compounds designated as LY246736 and LY353433.

     Form 8-K (Item 5. Other Events), date of earliest event reported November 8, 1996 with respect to the Special Meeting of Shareholders held on November 6, 1996 at which the Company's shareholders approved (i) a proposal for the issuance to the holders of the Company's 5% Preferred Stock, the full number of shares of the Company's Common Stock to which such holders are entitled upon conversion of the 5% Preferred Stock, and
     (ii) an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized shares of the Company's Common Stock from 50,000,000 shares to 100,000,000 shares.

     Form 8-K (Item 5. Other Events), date of earliest event reported December 5, 1996 with respect to the Company's acquisition from Lilly of the exclusive rights in the United States and its territories, Canada and Mexico for a fourth developmental compound designated as LY315535.

     Form 8-K (Item 5. Other Events), date of earliest event reported December 16, 1996 with respect to the declaration by the Board of Directors of a dividend distribution of one Right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on February 6, 1997, pursuant to which each right will entitle the registered holder to purchase from the Company for $80.00, one one-hundredth of a share of Class B - Series A Junior Participating Preferred Stock, par value $.10 per share.

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

                         ROBERTS PHARMACEUTICAL CORPORATION
                         ----------------------------------
                         (Registrant)


Date:  March 31, 1997          By:/s/ Robert A. Vukovich
                                  ----------------------------------------
                                  ROBERT A. VUKOVICH, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                                     Title                 Date
--------------------------------------------------  -------------------------  ---------------

/s/ Robert A. Vukovich                              President & Director       March 31, 1997
--------------------------------------------------  (Principal Executive
ROBERT A. VUKOVICH                                  Officer)

/s/ Peter M. Rogalin                                Vice President, Treasurer  March 31, 1997
--------------------------------------------------  & Director (Principal
PETER M. ROGALIN                                    Financial and Accounting
                                                    Officer)

/s/ Robert W. Loy                                   Director                   March 31, 1997
--------------------------------------------------
ROBERT W. LOY

/s/ Anthony A. Rascio                               Director                   March 31, 1997
--------------------------------------------------
ANTHONY A. RASCIO

/s/ John T. Spitznagel                              Director                   March 31, 1997
--------------------------------------------------
JOHN T. SPITZNAGEL

/s/ Takao Miyamoto                                  Director                   March 31, 1997
--------------------------------------------------
TAKAO MIYAMOTO

/s/ Akihiko Matsubara                               Director                   March 31, 1997
--------------------------------------------------
AKIHIKO MATSUBARA

/s/ Digby W. Barrios                                Director                   March 31, 1997
--------------------------------------------------
DIGBY W. BARRIOS

/s/ Zola P. Horovitz                                Director                   March 31, 1997
--------------------------------------------------
ZOLA P. HOROVITZ

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       ROBERTS PHARMACEUTICAL CORPORATION

                                                        Page
                                                        ----

Report of Independent Accountants                        F-2

Consolidated Balance Sheets as of
 December 31, 1996, 1995 and 1994                        F-3

Consolidated Statements of Operations for
 the years ended December 31, 1996, 1995 and 1994        F-4

Consolidated Statements of Cash Flows for
 the years ended December 31, 1996, 1995 and 1994        F-5

Consolidated Statements of Changes in Shareholders'
 Equity for the years ended December 31, 1996, 1995
 and 1994                                                F-6

Notes to Consolidated Financial Statements               F-7

Schedules:*                                              F-26

Schedule II, Valuation and Qualifying Accounts



 __________

* Schedule I under Article 12 of Regulation S-X has been omitted because of the absence of the conditions under which certain information is required and because certain information required is presented in the financial statements and the notes thereto.

COOPERS                              Coopers & Lybrand L.L.P.
&LYBRAND                             a professional services firm



                       Report of Independent Accountants
                       ---------------------------------

To the Board of Directors and Shareholders of Roberts Pharmaceutical Corporation:

        We have audited the accompanying consolidated balance sheets of Roberts Pharmaceutical Corporation and Subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of operations, cash flows, changes in shareholders' equity for each of the three years in the period ended December 31, 1996 and the financial statement schedules on pages F-26 to F-28 on this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Pharmaceutical Corporation and Subsidiaries as of December 31, 1996, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                       COOPERS & LYBRAND L.L.P.


Princeton, New Jersey
February 14, 1997

Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand (International)

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                            DECEMBER 31,    DECEMBER 31,   DECEMBER 31,

ASSETS                                                            1994           1995           1996
------
                                                            -----------     ----------     ----------
Current assets:
     Cash and cash equivalents                              $    9,819      $    16,357    $    87,125
     Marketable securities                                      26,663           13,649          7,793
Accounts and Notes Receivable:
     Trade, net                                                 28,882           26,318         30,791
     Shareholder                                                 7,256              600          - - -
     Other                                                       - - -            - - -          2,889
Inventory                                                       19,797           20,785         16,665
Deferred tax assets                                              - - -           10,419          9,040
Net assets held for sale                                         - - -            4,300            500
Other current assets                                             3,784            1,342          2,124
                                                            ----------      -----------    -----------
     Total current assets                                       96,201           93,770        156,927
Fixed assets, net                                               16,800           15,681         14,945
Intangible assets                                              222,534          230,681        183,579
Notes receivable                                                 - - -            - - -          5,304
Deferred non-current tax asset                                   - - -            - - -         11,216
Other assets                                                       657              158            254
                                                            ----------      -----------    -----------
     Total assets                                           $  336,192      $   340,290    $   372,225
                                                            ===========     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current installments of long-term debt                 $   34,277    $    34,809    $     6,376
     Accounts payable                                            6,735         14,737         15,848
     Other current liabilities                                  12,922         32,236         29,258
                                                             ---------     ----------     ----------
     Total current liabilities                                  53,934         81,782         51,482
Long-term debt, excluding current installments                  22,411         16,183         10,639
Deferred taxes payable                                           - - -          6,311          - - -
Other liabilities                                                  718            547            345
Committments and contingent liabilities                          - - -          - - -          - - -
Shareholders' equity:
     Class B preferred stock, $.10
         par value, 10,000,000 shares
         authorized, 2,721,030 outstanding                       - - -          - - -            272
     Common stock, $.01 par value,
         100,000,000 shares authorized,
         18,420,200, 18,536,590 and
         22,961,707 outstanding                                    188            189            233
Additional paid-in capital                                     255,994        256,296        365,150
Cumulative translation adjustments                                (674)          (297)          (301)
Retained earnings (deficit)                                      3,858        (20,484)       (55,358)
Treasury Stock, 387,594 shares of
    common stock, at cost                                         (237)          (237)          (237)
                                                            -----------   ------------   ------------
     Total shareholders' equity                                259,129        235,467        309,759
                                                            -----------   ------------   ------------
     Total liabilities and
         shareholders' equity                               $  336,192    $   340,290    $   372,225
                                                            ===========   ============   ============


The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                            YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                        1994            1995             1996
                                                              ---------------   -------------   --------------
Sales and revenue:
     Sales                                                    $       87,437    $    113,380    $      98,075
     Other revenue                                                     1,583              47               36
                                                              ---------------   -------------   --------------
Total sales and revenue                                               89,020         113,427           98,111

Operating costs and expenses:
     Cost of sales                                                    19,418          52,870           49,753
     Research & development                                            9,546           6,108            4,008
     Marketing & administration                                       34,254          47,576           57,239
     Intangible write-offs and dispositions                            - - -           - - -           37,306(2)
                                                              ---------------   -------------   --------------
Total operating costs & expenses                                      63,218         106,554          148,306
                                                              ---------------   -------------   --------------
Operating income (loss)                                               25,802           6,873          (50,195)
                                                              ---------------   -------------   --------------
Other income (expense):
     Interest income                                                   2,891           2,050            2,907
     Interest expense                                                 (3,960)         (3,453)          (1,750)
     Other income (expense), net                                       - - -              49              188
                                                              ---------------   -------------   --------------
Total other income (expense)                                          (1,069)         (1,354)           1,345
                                                              ---------------   -------------   --------------
Income (loss) from continuing operations
    before income taxes                                               24,733           5,519          (48,850)
Benefit (Provision) for income taxes                                  (4,115)         (2,816)          14,575
                                                              ---------------   -------------   --------------
Income from continuing operations                                     20,618           2,703          (34,275)
                                                              ---------------   -------------   --------------

Discontinued operations:
     (Loss) from operations of
     discontinued divisions,
     net of tax benefits
     of $238, $2,474 and $0, respectively                             (1,206)         (4,547)           - - -
     Estimated (loss) income on disposal of divisions,
     net of tax benefits (provision)
     of $0, $2,555 and ($1,581), respectively                          - - -         (22,498)             556
                                                              ---------------   -------------   --------------

(Loss) income from discontinued operations                            (1,206)        (27,045)             556
                                                              ---------------   -------------   --------------

Net (loss) income                                             $       19,412    $    (24,342)   $     (33,719)
                                                              ===============   =============   ==============
Per share of common stock,
     primary and fully diluted:
     Net (loss) income from continuing operations             $         1.10    $        .15    $       (2.47)(1)(2)
     Net income (loss) from discontinued operations                     (.06)          (1.45)             .03
                                                              ---------------   -------------   --------------
     Net (loss) income                                        $         1.04    $      (1.30)   $       (2.44)(1)(2)
                                                              ===============   =============   ==============
Weighted average number of common shares
    outstanding, primary and fully diluted:                       18,708,000      18,622,744       19,132,863

------------------------
(1) Includes a $.61 per share charge pursuant to a new position taken by the SEC staff, effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market. See Note 1.

(2) Includes a $1.33 per share charge for the sale and write-off of certain intangible assets. See Note 5.

  The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                         Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                        1994            1995             1996
-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
     Net income (loss)                                        $       19,412    $    (24,342)   $     (33,719)
     Adjustments to reconcile net income (loss)
         to net cash flows from operating activities:
         Depreciation and amortization                                 6,174           7,164            7,531
         Provision for losses on receivables                             622             130            - - -
         Provision for product sales returns                           4,253           7,669            6,041
         Provision for inventory obsolescence                          - - -           - - -            4,611
         Write down of intangible assets                               - - -           - - -           17,764
         Loss on sale of intangible assets                             - - -           - - -            7,621
         Loss on abandonment of leasehold improvements                 - - -           - - -               71
         Loss on (income from) discontinued operations                 - - -          22,498             (556)
         Foreign currency (losses) gains                                 115             (31)             387
         Change in accounts receivable, unbilled
           revenue and advance billings                               (9,823)          1,187           (2,544)
         Change in other assets                                          309           1,144             (483)
         Change in inventory                                          (6,651)         (1,819)            (627)
         Change in accounts payable and
           other liabilities                                          (3,158)         12,460           (3,337)
     Impact of discontinued operations                               (11,906)         (3,298)          (2,582)
-------------------------------------------------------------------------------------------------------------------
           Total adjustments                                         (20,065)         47,104           33,897
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
         operating activities                                           (653)         22,762              178
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Redemption of marketable securities                              58,902          13,013            5,856
     Purchases of intangible assets                                  (14,272)         (1,552)          (8,162)
     Proceeds from sale of intangible assets                           - - -           - - -            1,600
     Purchases of fixed assets                                          (700)           (226)            (168)
     Impact of discontinued operations                                (1,406)           (243)           - - -
-------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by
         investing activities                                         42,524          10,992             (874)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Payments on notes payable and long
       term debt                                                     (38,729)        (28,061)         (36,773)
     Net proceeds from issuance of common stock                          656             803            9,923
     Net proceeds from issuance of preferred stock                     - - -           - - -           99,247
     Cash dividends paid                                               - - -           - - -             (476)
     Impact of discontinued operations                                   (16)            (7)             (397)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing
         activities                                                  (38,089)        (27,265)          71,524
-------------------------------------------------------------------------------------------------------------------
     Effect of exchange rate changes on cash
       and cash equivalents                                              (34)             49              (60)
-------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                    3,748           6,538           70,768
Beginning cash and cash equivalents                                    6,071           9,819           16,357
-------------------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                              $        9,819    $     16,357    $      87,125
-------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid                                               $        3,726    $      2,979    $       2,396
  Income taxes paid                                                    1,970             268              233
Non cash activities:
  Present value of notes issued in
  connection with product acquisitions                        $        7,727    $     18,279    $       - - -
  Notes received for sale of Pronetics
  subsidiaries and product rights                             $        - - -    $      - - -    $       8,193


  The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                (In thousands)


                             5% PREFERRED STOCK       COMMON STOCK       ADDITIONAL RETAINED   CUMULATIVE            TOTAL
                             --------------------  --------------------  PAID-IN    EARNINGS   TRANSLATION TREASURY  SHAREHOLDERS'
                               SHARES     AMOUNT      SHARES     AMOUNT   CAPITAL    (DEFICIT)  ADJUSTMENT  STOCK    EQUITY
                             -----------  -------  -----------  -------  --------   ---------  ---------   --------  ------------
Balance,
  December 31, 1993                                  18,715,530  $   187  $ 254,803  $(15,554)  $   (200)   $  (237)   $  238, 999

Issuance of common stock                                 92,264        1      1,191     - - -      - - -      - - -          1,192
Cumulative translation
  adjustment                                              - - -    - - -      - - -     - - -       (474)     - - -           (474)
Year ended December 31, 1994
  net income                                              - - -    - - -      - - -    19,412      - - -      - - -         19,412
                                                    -----------  -------  ---------  --------  ---------    -------     ----------
Balance,
  December 31, 1994                                  18,807,794      188    255,994     3,858       (674)      (237)       259,129

Issuance of common stock                                116,390        1        302     - - -      - - -      - - -            303
Cumulative translation
  adjustment                                              - - -    - - -      - - -     - - -        377      - - -            377
Year ended December 31, 1995
  net loss                                                - - -    - - -      - - -   (24,342)     - - -      - - -        (24,342)
                                                    -----------  -------   --------  ---------  ---------  --------       --------
Balance,
  December 31, 1995                                  18,924,184      189    256,296   (20,484)      (297)      (237)       235,467

Issuance of preferred shares   4,200,000     $  420       - - -    - - -     98,827     - - -      - - -      - - -         99,247
Issuance of common stock           - - -      - - -     651,058        7      9,916     - - -      - - -      - - -          9,923
Cumulative translation
  adjustment                       - - -      - - -       - - -    - - -      - - -     - - -         (4)     - - -             (4)
Year ended December 31 1996
  net loss                         - - -      - - -       - - -    - - -      - - -   (33,719)     - - -      - - -        (33,719)
5% Preferred dividends             - - -      - - -       - - -    - - -      - - -    (1,155)     - - -      - - -         (1,155)

5% Preferred stock converted
  to common stock             (1,478,970)      (148)  3,774,059        37        111     - - -      - - -     - - -              0
                              ----------    ------- -----------   -------    ------- ---------   --------   --------      --------
Balance,
  December 31, 1996            2,721,030     $  272  23,349,301   $   233   $365,150 $ (55,358)  $   (301)  $  (237)      $309,759
                              ==========    ======= ===========   =======   ======== =========  =========   ========      ========



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

     Revenue Recognition
     -------------------

     Product sales, net of estimated future returns, are recorded as the products are shipped against customer orders.

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

     Inventories
     -----------

     Inventories, consisting primarily of finished goods, are stated at the lower of first-in, first-out cost or market.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates include accounting for allowance for doubtful accounts, inventory obsolescence, future product returns, depreciation and amortization, value of intangibles, employee benefit plans, taxes, discontinued operations and contingencies.

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

     Intangible Assets
     -----------------

     Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the estimated useful lives of the related assets which are estimated to range from ten to forty years. It is the Company's policy to review periodically and evaluate whether there has been a permanent impairment in the value of intangibles.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective first quarter 1996. Upon adoption of SFAS No. 121, there was no material impact on the Company. SFAS No. 121 requires impairment losses to be recognized for long-lived assets and certain identifiable intangible assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not expected to be sufficient to recover the assets' carrying amount. In the fourth quarter of 1996, after the Company had reassessed the effect of SFAS No. 121, the Company recorded a charge to earnings of $25.4 million for an impairment of intangible assets.

     Foreign Currency Translation
     ----------------------------

     The functional currency of the Company's European subsidiary is the U.S. dollar. Accordingly, its accounts are

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     remeasured in dollars and translation gains and losses are included in income currently.

     The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Translation gains and losses of the Company's Canadian subsidiary are accumulated as a separate component of Shareholders' Equity.

     Included in the balance sheet at December 31, 1994, 1995 and 1996 is debt of $4,673, $1,849 and $832, respectively, denominated in British pounds.

     Concentration of Credit Risk
     ----------------------------

     The Company markets prescription and nonprescription pharmaceuticals primarily to wholesale drug distributors, retail pharmacies and physicians in the United States and abroad. The Company performs certain credit evaluation procedures and does not require collateral. The Company maintains reserves for estimated credit losses; at December 31, 1994, 1995 and 1996, the reserve for uncollectible accounts amounted to $2,195, $1,754 and $1,440, respectively.

     At December 31, 1996, cash equivalents and marketable securities consisted of immediately available money market fund balances and investment grade debt and preferred stock securities with maturities of less than one year.

     The fair value of investment securities classified as available for sale, totaled $7,672 at December 31, 1996. These investment securities mature within one year.

     Income (loss) per share
     -----------------------

     Income (loss) per share was computed based on the weighted average number of shares of Common Stock actually outstanding plus the number of shares of Common Stock that lowercase would be outstanding assuming the exercise of dilutive stock options. In 1996, the 5% Preferred Stock dividends and the 10% discount to market upon conversion of the 5% Preferred Stock into Common Stock were included in the calculation.

     Pursuant to a new position taken by the SEC staff (the "Staff"), effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market, the Company adjusted its calculation of Earnings Per Share by $.61 per share. This reflects the Staff's position that the 10% discount available to holders of the Company's

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     5% Preferred Stock should be incorporated in the calculation of Earnings Per Share.

     To clarify the adjustments indicated above, a reconciliation of Earnings Per Share for the twelve months ended December 31, 1996 is composed of the following elements:

     Net (Loss) from continuing operations
     before the consideration of write-off
     and the sale of intangible assets, the
     recognition of the discount upon the
     issuance of 5% Preferred Stock or
     preferred dividends                                        $  (.47)
     Write-off and sale of intangible assets                      (1.33)
        5% Preferred Stock dividends                    (.06)
        Issuance of 5% Preferred Stock
        at a 10% discount to market                     (.61)      (.67)
                                                      ------    -------
     Net (Loss) from Continuing Operations                        (2.47)
     Income from Discontinued Operations                            .03
                                                                -------
     (Loss) attributable to Common Stock                        $ (2.44)
                                                                =======

     New Accounting Pronouncements.
     ------------------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   REVENUES AND EXPENSES
     ---------------------

     For the year ended December 31, 1994, license revenues amounted to $1.5 million.

     Development expenses of the Company's products, including those funded under license agreements, are included in research and development.

3.   INVENTORY
     ---------

Inventory consists of:
                                    December 31,
                             --------------------------
                               1994     1995      1996
                             -------  -------  --------

 Raw materials               $ 3,269  $ 3,539  $  2,393
 Finished goods               16,528   17,246    14,272
                             -------  -------   -------
                             $19,797  $20,785   $16,665
                             =======  =======   =======


4.   FIXED ASSETS, NET
     -----------------

 Fixed assets consist of:
                                    December 31,
                             ---------------------------
                              1994      1995      1996
                             ------    ------    ------

 Land and buildings          $15,140   $14,823   $14,925
 Office furniture and
  equipment                    3,786     2,588     2,616
 Leasehold improvements          139       109       ---
                             -------   -------   -------
                             $19,065   $17,520   $17,541
 Less:  Accumulated
  depreciation and
  amortization                 2,265   $ 1,839   $ 2,596
                             -------   -------   -------
                             $16,800   $15,681   $14,945
                             =======   =======   =======

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  INTANGIBLE ASSETS
    -----------------

    Intangible assets consist
    of:
                                     December 31,
                              ----------------------------
                                 1994      1995      1996
                              --------  --------  --------

Product rights acquired       $216,879  $245,287  $204,611
Goodwill                        18,815     3,812       ---
                              --------  --------  --------
                               235,694   249,099   204,611
Less: Accumulated
      amortization              13,160    18,418    21,032
                              --------  --------  --------
                              $222,534  $230,681  $183,579
                              ========  ========  ========


    Intangible Dispositions and Write-Offs.
    --------------------------------------
    During the fourth quarter of 1996, the Company completed the sale of the majority of its non-core nonprescription brands along with the NUCOFED and QUIBRON brands in two independent sales agreements. These sales, net of proceeds, resulted in a one time, non-cash write off of $11.9 million, which amounted to $7.6 million net of taxes. Also, during the fourth quarter of 1996, in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss of long-lived intangible assets in the amount of $25.4 million, which amounted to $17.8 million net of taxes. If the estimate of undiscounted cash flows to be generated by the remaining intangible assets decreases in the future, an additional write-down of those assets may be required.

    Operating income and net loss were negatively affected by the sale and write down of the intangible assets in the amounts of $37.3 million for operating income and $25.4 million for net loss. The operating loss would have amounted to $12.9 million and net loss would have been $8.3 million if such sale and write down had not occurred.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  OTHER CURRENT LIABILITIES
    -------------------------

    Other current liabilities consist of:

                                         December 31,
                                  ----------------------------
                                     1994      1995      1996
                                  --------  --------  --------

    Accrued estimated loss on
     discontinuation of VRG
     and Homecare                     ---    $ 8,848   $   448
    Accrued estimated future
     product returns              $ 7,672     15,444    15,570
    Accrued estimated Medicaid
     rebates                          294      1,734     1,169
    Income taxes payable            2,967      3,707     7,019
    Other accrued liabilities       1,989      2,503     5,052
                                  -------    -------   -------
                                  $12,922    $32,236   $29,258
                                  =======    =======   =======

    Product return reserves of $1,279, $2,336 and $728 have been netted against accounts receivable for 1994, 1995 and 1996, respectively.

7.  LONG-TERM DEBT
    --------------

    Long-term debt consists of:
                                            December 31,
                                    ----------------------------
                                       1994      1995      1996
                                    --------  --------  --------
     Notes payable on product
      acquisitions at an imputed
      weighted average interest
      rate of 5.2%, 5.75% and
      6.0%                          $56,592    $50,846   $16,960
     Other notes payable                 96        146        55
                                    -------    -------   -------
                                     56,688     50,992    17,015
Less: Current installments           34,277     34,809     6,376
                                    -------    -------   -------
                                    $22,411    $16,183   $10,639
                                    =======    =======   =======

Principal payments in each of the next five years on long-term debt outstanding at December 31, 1996 amount to:

     1997...........................................$ 6,376
     1998...........................................  3,562
     1999...........................................  3,775
     2000...........................................  3,302
     2001...........................................    ---
                                                    -------
                                                    $17,015
                                                    =======

Notes payable are collateralized by acquired product rights.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  SHAREHOLDERS' EQUITY
    --------------------

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards in 1995 and 1996, consistent with the provisions of SFAS No. 123, the Company's net loss and per share data would have been changed to the pro forma amounts indicated below:




                                                  Years Ended December 31,
                                                  --------------------------
                                                    1995             1996
                                                  --------         --------
Net Loss                      As reported         $ (24,342)    $ (33,719)
                              Pro forma           $ (24,361)    $ (36,925)
                              ---------

Loss per share                As reported         $  (1.30)     $   (2.44)
                              Pro forma           $  (1.30)     $   (2.61)
                              ---------

    The fair value of stock options used to compute pro forma net loss and per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 57%; a risk free interest rate of 6%; and a general expectation that employees will exercise options when they become vested.

    The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 1995 and 1996 was $5.31 and $ 7.17, respectively.

    On July 17, 1996, the Company issued and sold in a private placement to certain investment funds 600,000 shares of the Company's Common Stock at an issue price of $16.65 per share resulting in gross proceeds to the Company of $9,900. In addition to receiving cash consideration equal to 5% of the gross proceeds and the reimbursement of certain expenses the Placement Agent received Common Stock Warrants to acquire an aggregate of 15,000 shares of Common Stock for a purchase price of $16.65 per share. These warrants expire in July of 1999.


    On August 29, 1996, the Company issued and sold in a private placement to approximately eighty accredited investors for $25 per share an aggregate of 4,200,000 shares of 5% Preferred

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Stock resulting in gross proceeds of $105,000. In addition to receiving cash consideration equal to 5% of the gross proceeds and the reimbursement of certain expenses the Placement Agent received Preferred Stock Warrants to acquire 420,000 shares of 5% Preferred Stock for a purchase price of $25 per share. These warrants expire in August 1998. The 5% Preferred Stock is convertible into a number of shares of Common Stock which depends, in part, upon the conversion price in effect at the time of the conversion. The 5% Preferred Stock is convertible into Common Stock at a 10% discount to market.


    Stock Compensation Plans
    ------------------------

    During 1996, 1995 and in prior years, executives and key employees of the Company were granted stock option awards under the Incentive Stock Option Plan. In May of 1996, the Company's shareholders approved the Equity Incentive Plan which became effective May 22, 1996. The Company's Incentive Stock Option Plan was discontinued on the same date. The Equity Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, deferred stock awards, restricted stock grants and other stock based awards to executives and key employees. The total number of shares of Common Stock authorized for grant under the Equity Incentive Plan is 1,500,000.

    Options to purchase Common Stock may be granted either alone or in addition to other awards. The term of each option will be fixed by the Compensation Committee of the Company's Board of Directors, provided that no incentive stock options, as defined in the Internal Revenue Code, will be exercisable after the expiration of ten years from the date the option is granted. Options will be exercisable at such time or times as determined by the Committee at or subsequent to grant. Stock Appreciation Rights ("SARS") may be granted to participants either alone or in addition to stock options and may, but need not be, related to a specific option. The provisions of SARs need not be the same with respect to each recipient.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Performance awards, restricted stock awards and other stock unit awards may also be granted. Presented below is the total number of Roberts shares represented by awards granted to Roberts employees for the years ended December 31, 1995 and December 31, 1996.


                                      Weighted
                                      Average
                            1995    Market Value     1996
                           ------   ------------    ------

    Stock Awards              ---      $11.25       16,500

    Stock appreciation
    rights granted            ---      $11.50      258,000

    On December 3, 1996, out-of-the-money options were cancelled and reissued with a revalued exercise price of $11.375. All other terms and conditions remained in effect.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table summarizes the status of the Company's stock options, outstanding and exercisable at January, 1997.

                                     Stock Options         Stock Options
                                      Outstanding           Exercisable
                                 ----------------------  ------------------
                                   Weighted
                                   Average     Weighted            Weighted
Range of                          Remaining    Average             Average
Exercise                         Contractual   Exercise            Exercise
Prices                 Shares        Life       Price     Shares    Price
-------------------  ----------  ------------  --------  --------  --------

$7.00                    1,000       2 months   $  7.00    1,000    $  7.00

$11.375 to $11.50    1,992,375   4 yrs, 6 mos   $11.433  573,225    $11.375

$18.25 to $21.75       115,040   4 yrs, 6 mos   $18.253  104,550    $18.254


    Presented below is a summary of the status of the Company's stock options held by employees, and the related transactions for the years ended December 31, 1995 and December 31, 1996.


                                Year Ended               Year Ended
                               December 31,             December 31,
                                   1995                     1996
                               -------------------------------------
                                              Weighted
                                               Average
                                              Exercise
Stock Options                      Shares        Price      Shares
-----------------------------   -----------   --------    -----------
Options outstanding              1,031,854    $ 19.060     1,175,710
 January 1

Granted                            392,000    $ 11.480     1,113,250

Exercised                         (135,944)   $ 11.910       (51,058)

Forfeited/Expired                 (112,200)   $ 18.553      (129,487)

Options outstanding              1,175,710    $ 11.803      2,108,415
 December 31

Options available for grant
 - Equity Incentive Plan               ---                    524,110
 - Incentive Stock Option
   Plan                            732,124                        ---

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  INCOME TAXES
    ------------

    The Company utilizes the asset and liability method for taxes, which requires that deferred income taxes be provided for the cumulative temporary differences between the financial and tax bases of the Company's assets and liabilities.

    The (provision) benefit for income taxes consists of:

                                                Years Ended December 31,
                                             ------------------------------
                                               1994        1995       1996
                                             ---------  -----------  ------
Current
  Federal                                     $(4,883)     $(3,641)  $  ---
  State and foreign                               (82)         (57)     ---
                                              -------      -------   ------
  Total current                               $(4,965)     $(3,698)  $  ---
                                              =======       ======   ======

Deferred
  Federal                                        (462)       728    $14,487
  State and foreign                             1,312        154         88
                                              -------       ------   ------
  Total deferred                              $   850        882    $14,575
                                              ========      =====  =========


    A comparison of the provision for income taxes as reported, to a provision based on federal statutory rates and consolidated income before income taxes is as follows:

                                                Years Ended December 31,
                                              ----------------------------
                                                1994     1995      1996
                                              --------  -------  ---------

(Provision) benefit at
 federal statutory
 rates                                        $(8,390)  $(1,876)  $16,609
Non-deductible expense                           (599)     (404)     (530)
State taxes net of
 federal effect                                  (287)       (3)      ---
Research and development
 credits                                          744       ---      (266)
Foreign net operating
 losses-valuation
 allowance                                        ---      (405)     (809)
Other                                             641      (128)     (429)
Reduction in federal
 valuation allowance                            2,731       ---       ---
Reduction in state
 valuation allowance
 net of federal effect                          1,045       ---       ---
                                              -------    ------   -------
(Provision) benefit
 for income taxes                            $ (4,115)  $ (2,816) $14,575
                                             ========   ========  =======

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and December 31, 1996 are presented below:

                                       December 31, 1995   December 31, 1996
                                       ------------------  -----------------
Federal                                 Debits   Credits    Debits   Credits
-------------------------------------  --------  --------  --------  -------

Inventory                              $   767             $   718
Allowance for bad debts                    572                 855
Accrued liabilities                      5,269               7,139
Depreciation                                      $   424           $   409
Foreign items                            1,648               2,533
Amortizable intangibles                             6,668               314
Loss on Discontinuance                   3,112                 152
Other                                       16                 158
Net Operating Losses                       ---        ---   10,104
State taxes                              1,075        742    4,799      290
                                       -------    -------  -------  -------
 Total                                  12,459      7,834   26,458    1,013
  Valuation allowance -
  foreign                                 (517)       ---   (5,197)     ---
                                       -------    -------  -------  -------
                                       $11,942    $ 7,834  $21,261  $ 1,013
                                       =======    =======  =======  =======

    At December 31, 1996, the Company has federal net operating loss carryforwards of approximately $26,400 which expire in the year 2011, foreign net operating loss carryforwards of approximately $7,500 and net operating loss carryforwards for state tax purposes of approximately $62,282 which expire at various dates through 2003.

    A full valuation allowance was provided for certain foreign net operating losses and certain state deferred tax assets due to the uncertainty of realization of these assets.

    The Company has recorded deferred tax assets of approximately $20.3 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that the deferred tax assets for which a valuation allowance has not been provided, will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced at any time if estimates of future taxable income are reduced.

10. LEASES AND OTHER COMMITMENTS
    ----------------------------

    The Company leases office space and certain office equipment under operating leases. Minimum rental payments in each of the next five fiscal years required under leases which have

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    initial or remaining lease terms in excess of one year are as follows:

                                      December 31, 1996
                                      -----------------
    1997..............................  $1,691
    1998..............................   1,183
    1999..............................     730
    2000..............................     388
    2001..............................     152

    Rent expense for the years ended December 31, 1994, 1995, and 1996 was $2,184, $1,321 and $177, respectively.

    In accordance with several product acquisitions and licensing agreements and subject to certain cancellation rights reserved by the Company, the Company may be required to purchase inventory or make minimum payments totalling $34,800 through 2001 and make royalty payments totalling $1,878 through 1998.

    The Company has agreed to purchase a fully equipped pharmaceutical manufacturing facility from Searle for $6.3 million (Canadian) which is expected to be finalized in mid 1997.

11. EMPLOYEE BENEFITS
    -----------------

    The Company has employment agreements with certain of its employees which provide them with continued compensation for a period of two to five years in the event of their termination by the Company and provide certain of them with additional payments on termination by the Company equal to three to five times a portion of their average bonus and incentive compensation from July 1, 1988 to their termination date.

    The Company maintains an employee savings plan available to all employees who meet certain age and service requirements and may make discretionary contributions to the plan based on employee compensation or employee contributions. In the years ended December 31, 1994, 1995 and 1996, the Company contributions amounted to $220, $231 and $197, respectively.

    The Company has a money purchase pension plan available to all employees who meet certain age and service requirements. The Company makes discretionary contributions to the plan based on employee compensation, and the Company can choose to terminate the plan at any time. In 1994, 1995 and 1996, the Company recorded contributions amounting to $0, $217 and $206, respectively.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Employee Stock Purchase Plan
    ----------------------------

    The Company's Board of Directors approved the Employee Stock Purchase Plan (the "Plan"), which gives employees of the Company the opportunity to purchase shares of the Company's common stock through payroll deductions beginning on April 1, 1997. Employees can elect to participate in the Plan by designating from 1% to 10% of eligible compensation to be deducted from pay. On the date of exercise, which is the Friday before the 15th of the month following each quarter end, the per share purchase price will be 85% of the average high and low per-share trading price of Roberts common stock on the NASDAQ Stock Market on that date. 500,000 shares of the Company's Common Stock have been reserved for issuance under the Employee Stock Purchase Plan.

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

13. ACQUISITIONS
    ------------

    In 1994, 1995 and 1996, the Company acquired inventory, trademarks and other rights to several products from various pharmaceutical companies. The aggregate price of these acquisitions was $21,996, $22,254 and $8,052, respectively, consisting of cash and notes payable. The intangibles related to acquisitions are being amortized on the straight-line basis over periods ranging from twenty-five to forty years.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. SEGMENT REPORTING
    -----------------

    Selected financial information of the Company's geographic segments for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                Years Ended December 31,
                              -------------------------------
Geographic segments             1994       1995       1996
                              ---------  ---------  ---------

Revenues - nonaffiliates

     Domestic                 $ 67,776   $ 90,177   $ 74,422
     Foreign                    21,244     23,250     23,689
                              --------   --------   --------
                              $ 89,020   $113,427   $ 98,111
                              ========   ========   ========

Revenues - affiliates
     Domestic                 $    663   $    483   $    174
                              ========   ========   ========

Operating income (loss)
     Domestic                 $ 27,261   $ 10,795   $(46,501)
     Foreign                     2,026     (1,424)    (1,513)
     Adjustments and
      eliminations              (3,485)    (2,498)    (2,181)
                              --------   --------   --------
                              $ 25,802   $  6,873   $(50,195)
                              ========   ========   ========

Identifiable assets at end
 of period
     Domestic                 $289,395   $294,247   $321,809
     Foreign                    50,282     48,541     52,597
     Adjustments and
      eliminations              (3,485)    (2,498)    (2,181)
                              --------   --------   --------
                              $336,192   $340,290   $372,225
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

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. RELATED PARTY TRANSACTIONS
    --------------------------

    In 1992 and 1993, the Company entered into contracts with Yamanouchi U.K. Limited, a subsidiary of Yamanouchi Pharmaceutical Co., Ltd. of Japan, for clinical trials research. These contracts have subsequently been assigned to Yamanouchi U.S.A. Inc., a subsidiary of Yamanouchi. As of December 31, 1994, 1995, and 1996, Yamanouchi owned 27.5, 27.2 and 22.0 percent of the Company's outstanding Common Stock, respectively. At December 31, 1994 and 1995, accounts receivable and unbilled revenues from these contracts totalled $7.3 million, and $.6 million, respectively. Related revenues in the years 1994 and 1995 amounted to $10.2 million and $.5 million, respectively. With the Company's decision to dispose of the contract research division, these revenues have been reclassified and reported in results from discontinued operations. In March 1995, the Company resolved a contract interpretation issue with Yamanouchi concerning billings for costs incurred by the Company under the clinical research contracts. As a result, 1994 contract research revenue and operating income were reduced by approximately $2.4 million. Net income for 1994 was reduced by approximately $1.5 million.

16. DISCONTINUED OPERATIONS
    -----------------------

    In August 1995, the Company decided to seek a buyer for the assets of its Pronetics (Homecare) subsidiaries which were located in New York, New Jersey, North Carolina, and South Carolina.

    The sale of the Homecare division was expected to result in a loss at closing. Accordingly, the Company charged 1995 operations with the estimated loss on discontinuing Homecare of $9.7 million, including a provision of $1.9 million for operating losses until disposal of which $1.3 million was used in the third and fourth quarters of 1995.

    At December 31, 1995, net assets expected to be realized, consisting primarily of inventory, receivables, plant and equipment, totaled $3.8 million.

    Sales of the Homecare subsidiaries were essentially completed in December 1996. The total realized from the sales was $2.7 million. The additional loss on sale was offset by a decrease in the assets held for sale and lower than expected losses from operations in 1996. There was no income statement effect from the final disposition of the Homecare division.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    An additional loss of $2.5 million on disposal of the Hauck division was recognized in 1996. This expense was due to impairment of the division's product intangibles.

    In March 1996, the Company announced its plan to discontinue and divest VRG, a contract clinical research organization. The Company expected the sale of VRG to result in a loss at closing.

    Accordingly, the Company charged 1995 operations with the estimated loss on discontinuing VRG of $12.8 million, including a provision of $5.0 million for operating losses until disposal.

    At December 31, 1995, net assets expected to be realized, consisting primarily of receivables and plant and equipment, totaled $0.5 million.

    In 1996, the Company reassessed the estimated operating loss which resulted in an income statement impact of a $3.1 million gain. As of December 31, 1996 the Company is still seeking a buyer for the VRG division.

    Revenues from VRG and Homecare for the years ended December 31, 1994 and 1995 were $23.2 million and $12.5 million, respectively.

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

                                  December 31, 1996
                             ---------------------------
                             Carrying Amount  Fair Value
                             ---------------  ----------
Cash and cash equivalents            $87,125     $87,125
Marketable securities                  7,793       7,672
Long-term debt                        17,015      16,382

    The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  QUARTERLY RESULTS OF OPERATIONS
     -------------------------------

     The following table presents summarized quarterly results for 1996 (in thousands, except per share data).

                                                                       (Unaudited)
                                             First         Second     Third     Fourth
                                             ---------     ---------  -------   ---------

Revenues                                     $ 17,228      $26,803   $ 21,688      $32,392
Gross profit                                    8,288(1)    13,325     11,331       15,378
Net earnings                                   (4,212)       2,215(2)  (3,133)(2)  (28,589)(3)

Net earnings per share                       $   (.22)     $   .12   $   (.40)(4)  $ (1.83)(4)

The following table presents summarized quarterly results for 1995 (in thousands, except per share data).

                                                                         (Unaudited)

                                             First         Second     Third     Fourth
                                             ---------     ---------  -------   ---------

Revenues                                     $16,174       $30,364    $ 34,321  $32,568
Gross profit                                  10,444        17,132      15,911   17,023
Net earnings                                  (1,194)      (10,633)(5)     331  (12,846)(6)

Net earnings per share                       $  (.06)      $  (.57)   $    .02  $  (.69)



    (1) Subsequent to the filing of the Company's quarterly report on Form 10-Q for the three months ended March 31, 1996, the Company reclassified as cost of sales, certain marketing and administration expenses in an aggregate amount of $180,000, thereby reducing the previously reported gross profit by the same amount.

    (2) Includes a $3.969 million credit for the reassessment of the reserve for discontinued operations, established in 1995.

    (3) Includes a $25.4 million charge for the loss on intangible assets resulting from the sale of certain product rights and adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." (See Note 5.)

    (4) Includes $.21 and $.40 per share charge for the third and fourth quarter, respectively, pursuant to the 10% discount to market upon conversion of the 5% Preferred Stock into Common Stock. Such amount was not included in the Company's third quarter 1996 10-Q. The amount is included based on the SEC position effective March 13, 1997 on such discounts. In addition, includes $.02 and $.04 per share charge for the third and fourth quarter, respectively, pursuant to dividends paid and accrued on 5% Preferred Stock.

    (5) Includes a $10.992 million charge for disposal of Homecare division.

    (6) Includes a $11.506 million charge for disposal of VRG division.

                                                                     SCHEDULE II

                       ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                                           Additions
                                Balance         -----------------------------------             Balance
                                Beginning of    Charged to          Charged to                  End of
                                Period          Costs and Expenses  Other Accounts  Deductions  Period
                                --------------  ------------------  --------------- ----------  -------

Allowance for uncollectibles    $ 1,754               ---                   ---     $    314    $ 1,440

Allowance for return goods      $17,780           $ 6,041                   ---     $  7,523    $16,298


                                                                     SCHEDULE II

                       ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                                           Additions
                                Balance         -----------------------------------             Balance
                                Beginning of    Charged to          Charged to                  End of
                                Period          Costs and Expenses  Other Accounts  Deductions  Period
                                --------------  ------------------  --------------- ----------  -------

Allowance for uncollectibles    $2,195           $  130                    ---      $  (571)    $ 1,754

Allowance for return goods      $8,951           $7,669                 $6,154(1)   $(4,994)    $17,780


(1)  Allowance established in connection with product acquisitions.

                                                                     SCHEDULE II

                       ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1994





                                                           Additions
                                Balance         -----------------------------------             Balance
                                Beginning of    Charged to          Charged to                  End of
                                Period          Costs and Expenses  Other Accounts  Deductions  Period
                                --------------  ------------------  --------------- ----------  -------
Allowance for uncollectibles     $2,199          $  622               $  270         $  (896)    $2,195

Allowance for return goods       $7,240          $4,253               $4,485(1)      $(7,027)   $8,951

(1)  Allowance established in connection with product acquisitions.

                                 Exhibit Index

Exhibit No.
-----------

zz 2.2.03      Agreement and Plan of Merger, dated March 1992, among the
               Company, NCRC of New Jersey, Inc., a wholly owned subsidiary of the Company, and National Clinical Research Center, Inc.
               ("NCRC"). Upon the request of the Securities and Exchange
               Commission, the Company agrees to furnish a copy of schedules
               3.A.1 through 3.A.30 to the Agreement and Plan of Merger described as follows: 3.A.1-Good Standing of NCRC; 3.A.2-List of NCRC Subsidiaries; 3.A.3-Authorized Capitalization of NCRC;
               3.A.4-Financial Statements of NCRC; 3.A.5-Records and Books of
               Account of NCRC; 3.A.6-Organization Documents with respect to NCRC; 3.A.7-Liabilities of NCRC; 3.A.8-Tax Claims Against NCRC;
               3.A.9-Liens and Encumbrances Against NCRC Assets; 3.A.10- List of
               NCRC Assets; 3.A.11-Intellectual Property Rights of NCRC; 3.A.12-
               List of NCRC Insurance Policies; 3.A.13-Contracts and Commitments
               Involving NCRC; 3.A.14-Customers and Suppliers of NCRC; 3.A.15-
               Legal Proceedings Involving NCRC; 3.A.17-NCRC Licenses; 3.A.21-
               Actions by NCRC not in the Ordinary Course; 3.A.23-List of Capital Projects and Expenditures by NCRC; 3.A.24-List of
               Employees of NCRC and Past and Future Compensation; 3.A.28-ERISA
               Plans of NCRC; 3.A.29-Environmental Claims Involving NCRC;
               3.A.30-Aging Schedule of Accounts Receivable of NCRC.

zz 2.2.04      Form of Escrow Agreement to be used in connection with the
               Agreement and Plan of Merger, dated March 1992, among the Company, NCRC of New Jersey, Inc., a wholly owned subsidiary of the Company, and NCRC.

o    3.1.1     Amended and Restated Certificate of Incorporation of Registrant
               filed with the Secretary of State of the State of New Jersey on February 1, 1988 and Certificates of Amendment thereto dated
               February 2, 1988 and October 31, 1989, respectively.

     3.1.2 Certificate of Amendment, dated August 26, 1996, to the Amended and Restated Certificate of Incorporation of Roberts Pharmaceutical Corporation.

ee   3.1.3     Certificate of Amendment, dated August 29, 1996, to the Amended and Restated Certificate of Incorporation of Roberts
               Pharmaceutical Corporation.

     3.1.4 Certificate of Amendment, dated November 25, 1996, to the Amended and Restated Certificate of Incorporation of Roberts Pharmaceutical Corporation.

y     3.2      By-laws of the Registrant, as amended.

+     4.1      Form of Specimen Certificate, Roberts Pharmaceutical Corporation
               Common Stock.

dd    4.2      Form of Specimen Certificate, Roberts Pharmaceutical Corporation
               5% Convertible Preferred Stock.

dd    4.4      Form of Stock Purchase Agreement, dated July 17, 1996, executed by and between Roberts and the purchasers of the Common Stock in the Common Stock Private Placement.

dd    4.5      Form of Preferred Stock Investment Agreement, dated August 29,
               1996, executed by and between Roberts and the purchasers of the 5% Convertible Preferred Stock in the Preferred Stock Private
               Placement.

dd    4.6      Form of Stock Purchase Warrant used in connection with the Common
               Stock Private Placement.

dd    4.7      Form of Stock Purchase Warrant used in connection with the
               Preferred Stock Private Placement.

ff    4.8      Rights Agreement, dated as of December 16, 1996, between Roberts and Continental Stock Transfer & Trust Company and the Summary of
               Rights to purchase Roberts Preferred Stock.

ff    4.9      Form of Specimen Rights Certificate to be used upon the
               occurrence of a "Distribution Date" as defined in the Rights
               Agreement.

+    10.1      License Agreement (United States), dated November 6, 1989, between Roberts and Istituto Biologico Chemioterapico (ABC)
               S.p.A.

+    10.2      License Agreement (United Kingdom), dated November 6, 1989, between Roberts and Istituto Biologico Chemioterapico (ABC)
               S.p.A.

o    10.3      License Agreement, dated January 1, 1985, between the National
               Technical Information Service and Roberts.

o    10.4      Agreement, dated October 1, 1985, between Hafslund Nycomed Pharma
               AG (formerly CL Pharma AG) and Roberts Laboratories, Inc., a wholly owned subsidiary of Roberts.

aa   10.4.1    Amendment, dated January 19, 1994, to Agreement, dated October 1,
               1985, between Hafslund Nycomed Pharma AG and Roberts
               Laboratories, Inc., a wholly owned subsidiary of Roberts.

o    10.16     Agreements and other documents of Roberts, Hafslund Nycomed AG
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
               Institute for Biological Studies and Roberts.

(*) 10.20.1    Employment Agreement, dated as of November 19, 1996,
               between Roberts and John T. Spitznagel.

(*) 10.20.2    Employment Agreement, dated as of November 19, 1996,
               between Roberts and Peter M. Rogalin.

(*) bb 10.21   Employment Agreement, dated as of December 20, 1994, between
               Roberts and Robert A. Vukovich.

(*) bb 10.23   Employment Agreement, dated as of December 20, 1994, between
               Roberts and Robert W. Loy.

(*) bb 10.24   Employment Agreement, dated as of December 20, 1994, between
               Roberts and Anthony A. Rascio.

o   10.26      Rental Deposit Deed, dated September 28, 1988, between the
               University of Surrey and Roberts relating to the leased office space in Guildford, England.

o   10.27      Underlease, dated September 28, 1988, between the University of
               Surrey and Roberts relating to the leased office space in Guildford, England.

xx  10.42      Distribution Agreement, dated February 15, 1991, between Roberts and Flint Laboratories (Canada) Ltd.

++  10.43      Agreement for Products and Sale of Assets, dated March 6, 1991, between Norwich Eaton Pharmaceuticals, Inc. and Roberts
               Laboratories Inc., a wholly owned subsidiary of Roberts.

y   10.48      License Agreement, dated as of August 1, 1991, between Bristol-
               Myers Squibb Co. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

y   10.51      Agreements of Roberts Laboratories Inc., a wholly owned
               subsidiary of Roberts, Boehringer Ingelheim Limited, Windsor
               Healthcare Limited and Altam Pharmaceuticals Limited:

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

               (h) Assignment, dated December 24, 1991, between John Wyeth &
                   Brother Limited and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

k   10.55      Stock Purchase Agreement, dated as of January 22, 1992, between
               Roberts and Yamanouchi Pharmaceutical Co., Ltd., including
               Shareholder Agreement dated as of January 22, 1992 between Dr.
               Robert A. Vukovich and Yamanouchi Pharmaceutical Co., Ltd. which comprises Annex A to such agreement.

j   10.56      Distribution Agreement, dated March 31, 1992, between Research
               Industries Corporation and Roberts Pharmaceutical of Canada Inc., a wholly owned subsidiary of Roberts.

j   10.57     License Agreement, dated April 2, 1992, between Bayer AG and
              Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

j   10.58     License Agreement, dated April 10, 1992, between Ortho
              Pharmaceutical Corporation and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

j   10.59     Purchase Agreement, dated July 6, 1992, between Galen Limited and
              Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

kk  10.60     Asset Purchase Agreement, dated September 29, 1992, between Smith-
              Kline Beecham Pharmaceuticals, an unincorporated division of Smith-Kline Beecham Corporation, and Roberts Laboratories Inc, a wholly owned subsidiary of Roberts.

j   10.61     Agreement for Purchase and Sale of COMHIST Assets, dated November
              24, 1992, between Procter & Gamble Pharmaceuticals, Inc. and
              Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.
              Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Schedules 1.1(a) through 6.11 and Exhibits A through C to the Agreement for Purchase and Sale of COMHIST Assets as follows: 1.1(a) - Schedule of Trademarks; 1.1(b)
              -Schedule of Know-How; 1.1(d) - Tooling Schedule; 1.4 -Allocation of Purchase Price Schedule; 6.6(4) - Intellectual Property Claims
              Schedule; 6.10 - Schedule of Customers; 6.11 - Financial
              Information Schedule; A - Form of Trademark Assignment; B - Form of Bill of Sale; C -Contract Manufacturing Agreement.

j   10.63     Purchase and Sale Agreement, dated December 21, 1992, between The
              Du Pont Merck Pharmaceutical Company and Roberts Laboratories
              Inc., a wholly owned subsidiary of Roberts.

j   10.64     Asset Purchase Agreement, dated December 28, 1992, between G.D.
              Searle & Co. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits
              A and B, Schedules 1.12 through 4.2(d), and various miscellaneous assignments of copyrights and trademarks to the Asset Purchase
              Agreement as follows: A - Security Agreement; B - Supply
              Agreement; 1.12 -Product Registrations, 2.3 - Purchase Price
              Allocations; 4.1(c) - Contracts Requiring Consents; 4.1(f) -
              Pending Suits and Claims; 4.1(g) - Compliance; 4.1(h) - Material
              Contracts; 4.1(i) - Exceptions to Ownership of Intellectual
              Property; 4.1(j) - Financial Information; 4.1(l) - Customer List;
              4.1(m) - Material Adverse Changes; 4.2(d) - Buyer's Financial
              Statements; assignments of copyrights; assignments of trademarks.

j   10.65     Asset Purchase Agreement, dated March 23, 1993, by and between
              Searle Canada, Inc. and Roberts Laboratories Inc., a wholly owned subsidiary of the Company. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibit A and Schedules 1.5(a) through 5.19 to the Asset Purchase Agreement as follows: A -Supply Agreement; 1.5(a) - Sales Retained by
              Seller; 1.5(b) -Pricing Prior to Closing; 1.10- Product
              Registrations; 4.1(c) -Contracts Requiring Consents; 4.1(f) -
              Pending Suits and Claims; 4.1(g) -Compliance; 4.1(h) - Material
              Contracts; 4.1(i) - Exceptions to Ownership of Intellectual
              Property; 4.1(j) - Financial

              Information; 4.1(l) - Customer List;
              4.1(m) - Material Adverse Changes; 5.19 - Packaging Charges.

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

              (a) TIGAN Asset Purchase Agreement dated as of March 27, 1995.
                  Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits A through D and Schedules 5.4 through 5.11 and Appendix I as follows: A - List of Products; B -Assignment and Assumption Agreement; C - Promissory Note; D -Transitional Services Agreement; 5-4 - Financial Information; 5.5 -Litigation; 5.6 - Inventory; 5.7 - Product Formulas; 5.8 - Regulatory Issues; 5.9 - FDA and Other Administrative Approvals, Registrations and Permits; 5.11 - Intellectual Property Rights; I - Purchase Price Adjustments.
              (b) EMINASE Asset Purchase Agreement dated as of March 27, 1995.
                  Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits A through D, Schedules 2.1(a)(1) through 5.11 and Appendices I and II as follows: A - List of Products; B -Manufacturing Agreement; C - Promissory Note; D - Transitional Services Agreement; 2.1(a)(1) - Transferable Product Rights; 2.1(a)(2) -Non-Transferable Product Rights; 2.1(b) - Transferred Contracts;
                  5.4 -Financial Information; 5.5 - Litigation; 5.6 - Inventory;
                  5.7 - Product Formulas; 5.8 - Regulatory Issues; 5.9 - FDA and Other Administrative Approvals, Registrations and Permits;
                  5.11 - Intellectual Property Rights; I - Territories; II - Purchase Price Adjustments.

gg   10.80    Distribution Agreement, dated February 23, 1995, between Roberts
              Laboratories, Inc., a wholly owned subsidiary of the Company, and Merck and Co., Inc. with respect to NOROXIN.

     10.81 License Agreements between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and Eli Lilly and Company:

             (a) Tazofelone License Agreement dated November 5, 1996.
             (b) Compound LY246736 License Agreement dated November 5, 1996.
             (c) Compound LY353433 License Agreement dated November 5, 1996.
             (d) Compound LY315535 License Agreement dated December 4, 1996.

     10.82 License Agreement between Roberts Laboratories Inc., a wholly owned subsidiary of the Company, and Pfizer Inc. with respect to Sampatrilat. Upon request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits 1.7(a) and 3.1(b).

     10.83 Agreement, dated December 31, 1996, by and between Roberts and Monsanto Canada, Inc. with respect to Oakville manufacturing facility.

     10.84 Divestiture Agreement, dated December 1, 1996, by and among Roberts, Pronetics Health Care Group, Inc. (New Jersey), Pronetics Health Care Group, Inc. (New York), PHCG, Inc. and MJGC Corp. pertaining to the divestiture of certain Homecare operations.

     10.85 Stock Purchase Agreement, dated January 31, 1997, by and among Roberts, Pronetics Health Care Group, Inc. (North Carolina) and American Homepatient, Inc. pertaining to the divestiture of certain Homecare operations.

     11.     Statement re computation of per share earnings.

     21.     Subsidiaries of the Registrant.

     23.     Consent of Coopers & Lybrand L.L.P.

 cc  27.     Financial Data Schedules.

    99.01 List of Investors in Private Placements which has been incorporated by reference into Part II of the Form 10-K from the Prospectus included as part of the Form S-3 Registration Statement which became effective on November 7, 1996.

      (*) Constitutes a management contract required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

      (**) Constitutes a compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

     dd Incorporated by reference to the identically numbered exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-13729).

     ee Incorporated by reference to Exhibit No. 4.3 to Registrant's Registration Statement on Form S-3 (Registration No. 333-13729).

     ff Incorporated by reference to Exhibit No. 1 to Registrant's Registration Statement on Form 8-A.

     gg Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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