Form 10-Q
period 1997-03-31
ROBERTS PHARMACEUTICAL CORP
filed 1997-05-12
CIK 853022

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number:  1-10432
March 31, 1997


                       ROBERTS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


    NEW JERSEY                                               22-2429994
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  MERIDIAN CENTER II
  4 INDUSTRIAL WAY WEST
  EATONTOWN, NEW JERSEY                                       07724
(Address of principal executive offices)                    (Zip Code)


              Registrant's telephone number, including area code:
                                 (908) 389-1182


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes  X    No  ___
                                                        ---


              Class                              Outstanding Shares at
                                                 May 7, 1997
          Common Stock                           27,470,609

                       ROBERTS PHARMACEUTICAL CORPORATION

                                     INDEX

                                                           Page


Part I

          Item 1 - Financial Statements                      2

          Item 2 - Management's Discussion and Analysis      8


Part II

          Item 1 - Legal Proceedings                         11

          Item 6 - Exhibits and Reports on Form 8-K          12


Signatures                                                   16

                       ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                         March 31, 1997       December 31, 1996
                                         --------------       -----------------
ASSETS:

  Current assets:
     Cash and cash equivalents             $ 86,766                 $ 87,125
     Marketable securities                    7,326                    7,793
     Accounts receivable, net                24,377                   30,791
     Inventory                               18,931                   16,665
     Notes receivable, current                  245                    1,620
     Deferred tax assets                      9,040                    9,040
     Net assets held for sale                   500                      500
     Other current assets                     1,787                    2,124
                                           --------                 --------

     Total current assets                   148,972                  155,658

  Fixed assets, net                          14,873                   14,945
  Intangible assets                         181,227                  183,756
  Notes receivable                            6,652                    6,574
  Deferred non-current tax asset             11,216                   11,217
  Other assets                                   74                       74
                                           --------                 --------

     Total assets                          $363,014                 $372,224
                                           ========                 ========



   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                          March 31, 1997      December 31, 1996
                                          --------------      -----------------

LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                       $  5,496                $  6,376
     Accounts payable                         12,494                  15,848
     Income taxes payable                      7,762                   7,020
     Dividends payable                           310                     679
     Other current liabilities                18,728                  21,559
                                            --------                --------

     Total current liabilities                44,790                  51,482

  Long-term debt, excluding
     current installments                      7,077                  10,639
  Other liabilities                              320                     345

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, 1,004,622 and
     2,721,030 outstanding                       100                     272

     Common stock, $.01 par,
     100,000,000 shares authorized,
     27,234,370 and 22,961,707
     outstanding                                 272                     223

     Additional paid-in capital              365,571                 365,160
     Cumulative translation adjustments         (541)                   (301)

     Retained earnings (deficit)             (54,338)                (55,359)
     Treasury stock, 387,594 shares
     of common stock, at cost                   (237)                   (237)
                                            --------                --------

     Total shareholders' equity              310,827                 309,758
                                            --------                --------

     Total liabilities and
       shareholders' equity                 $363,014                $372,224
                                            ========                ========




   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            For the three months
                                              ended March 31,
                                             1997          1996
                                             ----          ----

Sales and Revenue:
  Sales                                  $    26,330   $    17,216
  Other revenue                                    0            12
                                          -----------   ------------

Total sales and revenue                       26,330        17,228
                                          -----------   ------------

Operating costs and expenses:
  Cost of sales                               11,652         8,748
  Research & development                         834         1,149
  Marketing & administration                  12,421        12,849
                                          -----------   ------------

Total operating costs & expenses              24,907        22,746
                                          -----------   ------------

Operating income (loss)                        1,423        (5,518)
                                          -----------   ------------

Other income (expense):
  Interest income                              1,168           438
  Interest expense                              (254)         (651)
  Foreign currency gain (loss)                   (13)         (140)
  Other income(expense), net                     ---            25
                                          -----------   ------------

Total other income (expense)                     901          (328)
                                          -----------   ------------

Income (loss) from continuing
  operations before income taxes               2,324        (5,846)

Provision (benefit) from income taxes            754        (1,634)
                                          -----------   ------------

Net income (loss)                        $     1,570   $    (4,212)
                                          ===========   ============

Per share of common stock,
  primary and fully diluted:

Net income (loss)                              $0.04        $(0.22)
                                          ===========   ============

Weighted average number of
  common shares outstanding,
  primary and fully diluted:              30,680,655    18,722,259




   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                     For the three months
                                                        ended March 31

                                                      1997          1996
                                                      ----          ----

Cash flows from operating activities:               $ 4,164       $11,781
                                                    -------       -------

Cash flows from investing activities:
 Redemption of marketable securities                    467         7,527
 Purchases of intangible assets                      (1,000)          (40)
 Purchases of fixed assets                              (92)          (78)
 Collection of notes receiveable                      1,424           ---
 Impact of discontinued operations                        0             2
                                                    -------       -------
   Net cash provided by (used in)
    investing activities                                799         7,411
                                                    -------       -------

Cash flows from financing activities:
 Payments on notes payable and
  long term debt                                     (4,655)       (8,280)
 Net proceeds from issuance of
  common stock                                          288          (217)
 5% Preferred stock dividends paid                     (920)          ---
 Impact of discontinued operations                        0           355
                                                    -------       -------
   Net cash used in
    financing activities                             (5,287)       (8,142)
                                                    -------       -------

Exchange rate changes on cash and
 cash equivalents                                       (35)           (8)
                                                    --------      -------

Change in cash and cash equivalents                    (359)       11,042
Beginning cash and cash equivalents                  87,125        16,357
                                                    -------       -------

Ending cash and cash equivalents                    $86,766       $27,399
                                                    =======       =======

Supplemental cash flow information:
 Interest paid                                         $862           $62
 Income taxes paid                                        7           ---




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

Foreign Currency Translation
----------------------------

Effective January 1, 1997, the functional currency of the United Kingdom subsidiary, Monmouth Pharmaceutical, Ltd., was changed from the U.S. Dollar to the British Pound. Monmouths' translation gains and losses will now be accumulated as a separate component of Shareholders' Equity.

New Accounting Pronouncements
-----------------------------

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS 128 specifies a new standard designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS,
(b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128 and therefore this calculation has not been reflected in these financial statements.

2.   Inventory
     ---------

Inventory at March 31, 1997 consists of:

          Raw Materials     $ 2,709
          Finished Goods     16,222
                            -------

          Total             $18,931
                            =======

3.   Net Income Per Common Share
     ---------------------------

Net income per common share was determined by dividing net income, as adjusted below, by applicable shares outstanding.

                                                          March 31,
                                                ------------------------------
                                                       1997              1996
                                                ------------    --------------

          Net income as reported                $     1,570     $      (4,212)
          EPS Adjustment for
            Preferred dividends                        (309)              ---
                                                ------------    --------------
          Per share net income
            for EPS calculation                 $     1,261     $      (4,212)
                                                ============    ==============
          Weighted average number of
          common shares outstanding              30,680,655        18,722,259
                                                ============    ==============
          Per share net income                  $      0.04     $       (0.22)
                                                ============    ==============

5.   Contingency
     -----------

A shareholder class action suit was instituted March 24, 1995, in the United States District Court for the District of New Jersey against Roberts Pharmaceutical Corporation and certain of its officers and a former officer for alleged violations of certain federal securities laws. The Company is not able to predict the outcome of this proceeding at this time, and management is not able to determine the amount of the potential liability, if any. Roberts Pharmaceutical believes that it has complied with all of its obligations under the federal securities laws. Roberts Pharmaceutical intends to defend vigorously against the plaintiff's allegations and considers such allegations to be without merit.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations
Three months ended March 31, 1997 and 1996

Corporate Revenues
------------------

Total revenue for the three months ended March 31, 1997 increased $9.1 million as compared with the first three months of 1996. This increase was due to an increase in revenues from product sales.

Product Sales
-------------

For the three months ended March 31, 1997, product sales increased $9.1 million from $17.2 million to $26.3 million primarily as a result of the launch of AGRYLIN and an increase in sales by the United Kingdom subsidiary.

U.S. product sales increased $6.3 million from $11.5 million to $17.8 million. AGRYLIN provided $4.0 million of this increase, and COLACE, NITRODISC, and PERI-COLACE also posted significant increases of $0.9 million, $0.9 million, and $0.5 million, respectively. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $2.5 million from $2.8 million to $5.3 million, primarily due to sales of LODINE which was launched in fourth quarter
1996.   Sales of the Company's Canadian subsidiary increased slightly by $0.3 million from $2.9 million to $3.2 million.

Cost of Sales
-------------

For the three months ended March 31, 1997, cost of sales amounted to 44.3% of product sales, a 6.6 percentage point decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is primarily the result of the addition of AGRYLIN to the product mix. AGRYLIN has higher gross profit percentage as it is a product that was developed through Roberts own research and development. Additionally contributing to the increased gross profit is a $1.0 million decrease in sales of NOROXIN, which has a very high cost of sales. Also included in cost of sales is a $1.8 million charge for minimum royalties due to Ortho Pharmaceutical Corporation for SUPPRELIN sales.

Research and Development
------------------------

Research and Development expenses decreased $0.3 million to $0.8 million during the three months ended March 31, 1997 as compared to the comparable prior year period. This decrease is due to a reduced level of expenditure required to support the Company's development program for AGRYLIN which was recently approved, offset by an increase due to start-up of the Phase IV midodrine trials.

 Marketing and Administrative Expenses
 -------------------------------------

For the three months ended March 31, 1997, Marketing and Administrative expenses decreased $0.4 million from $12.8 million to $12.4 million. Marketing expenses decreased $0.8 million as a result of a decrease of $0.9 million in consulting costs and a decrease of $0.4 million in salaries and benefits, offset by an increase of $0.5 million of NOROXIN sample costs.

Administrative expense increased $0.4 million from $5.1 million to $5.5 million. This increase was due to a number of factors including a $0.2 million increase in insurance expense and an increase of $0.3 million related to salaries and benefits.

Interest Income and Expense
---------------------------

Interest income increased $0.7 million as a result of an increase in invested marketable securities arising from the common and preferred stock offerings in the third quarter of 1996. Interest expense decreased by $0.4 million as a result of a decrease in long-term debt related to product acquisitions.

Income Taxes
------------

For the three months ended March 31, 1997 and 1996, income tax expense was calculated using a normal statutory rate for continuing operations, except for certain taxes related to foreign operations.

The Company has recorded net deferred tax assets of approximately $20.3 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized; however, these assets could be reduced at any time if estimates of future taxable income are reduced.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $4.1 million in cash. The primary components of cash provided by operating activities were a $6.4 million decrease in accounts receivable and the net income of $1.6 million, which includes $1.8 million of non-cash charges, and increased working capital requirements of $5.6 million.

Investing activities provided $0.8 million, comprised primarily of $0.4 million in marketable securities redemptions and $1.4 million in collections of notes receivable offset by asset purchases of $1.0 million.

Financing activities used $5.3 million, including $4.6 million of payments on notes payable and payment of $0.9 million of preferred stock dividends paid partially offset by proceeds from the issuance of Common Stock.

The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near-term and long-term debt obligations from previous product acquisitions as well as future acquisitions of new products and the purchase of a manufacturing facility and for the development of existing pipeline products.

Foreign Currency Fluctuations
-----------------------------

Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Such fluctuations were not material for the first quarter 1997.

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

Item 6    Exhibits and Reports on Form 8K
          Reports on Form 8K


January 9, 1997     Roberts Pharmaceutical Corporation announced that it has
                    obtained from Wyeth Laboratories, a subsidiary of American
                    Home Products, an exclusive license to market and distribute
                    Lodine, a nonsteroidal anti-inflammatory drug indicated for acute and long-term use in osteoarthritis and rheumatoid arthritis, in the United Kingdom and the Republic of Ireland. The product line has an established base of revenues and profits in the U.K. and the marketing has already begun; Lodine is not currently marketed in the Republic of Ireland and plans for a future launch are being put into place.

January 24, 1997    Roberts Pharmaceutical Corporation noted that preliminary, unaudited data indicate substantial strengthening in operations during the fourth-quarter ended December 31, 1996.

February 5, 1997    Roberts Pharmaceutical Corporation announced that it has
                    received notification from the Food and Drug Administration
                    (FDA) that the Company's New Drug Application for AGRYLIN
                    (TM) is approvable. AGRYLIN has been developed by Roberts for the treatment of essential thrombocythemia, a life threatening condition characterized by high blood platelet counts, a condition for which the FDA has not previously approved a drug. AGRYLIN is approvable under section
                    505(b) of the Federal Food, Drug and Cosmetic Act and does not require any additional studies. Roberts is currently in the process of preparing a marketing label to be submitted to the FDA which is a prerequisite to marketing clearance.

March 11, 1997      Roberts Pharmaceutical Corporation announced that its new
                    drug AGRYLIN (TM) has been given "Priority Review" status by the Health Protection Branch, Canada (HPB). Roberts filed a
                    New Drug Submission for AGRYLIN with the Canadian regulatory agency subsequent to recent FDA notification that the product was approvable in the U.S. for treating thrombocythemia. Roberts also plans to file a Product
                    License Application this year for AGRYLIN according to the EMEA harmonization procedures for approval of new drugs within the European Community. Filings in other geographic locations are being pursued.

March 20, 1997      Roberts Pharmaceutical Corporation announced that the Food and Drug Administration (FDA) has approved AGRYLIN for U.S.
                    marketing, and the Company expect to begin shipping within 10 days. AGRYLIN is the first drug approved by FDA for the treatment of essential thrombocythemia, associated with heart attack and stroke. Unapproved therapies have been employed to treat the condition until now, but these therapies have distinct disadvantages including leukemia. A total of 551 patients with essential thrombocythemia were treated with AGRYLIN in three clinical trial. Adverse reactions were mild and self-limiting. More than 2,300 patients in the U.S. have been receiving the drug under a compassionate protocol.

April 8, 1997       Roberts Pharmaceutical Corporation announced that the
                    Company has filed its 1996 Annual Report on Form 10-K
                    containing audited financial statements.  As a result of (i)
                    a newly adopted position by the Securities and Exchange
                    Commission (SEC) Staff on accounting for convertible
                    preferred stock that is convertible at a discount to market and (ii) payments and accrual of dividends with respect to shares of its Convertible Preferred Stock during the third and fourth quarters 1996, the Company is required to
                    recalculate the previously reported unaudited earnings per share figures for the third and fourth quarters of 1996 and
                    the full fiscal year ended December 31, 1996.    This
                    adjustment to the earnings per share calculation has no effect on the operating income and net income of the Company which remain as previously announced for the third and fourth quarters and the full fiscal year of 1996.

April 8, 1997       Roberts Pharmaceutical Corporation, through its wholly owned subsidiary Roberts Laboratories Inc., has received an exclusive license from Pfizer Inc. to develop and market
                    Sampatrilat, a novel new compound to treat essential hypertension and congestive heart failure. The agreement provides for transfer of data and assignment of patent rights to Roberts from Pfizer. Sampatrilat incorporates, in a single substance, two different but complimentary modes of activity. It is a potent inhibitor of angiotensin converting enzyme (ACE) and therefore offers benefits of ACE inhibitors such as captopril. Sampatrilat also inhibits neutral endopeptidase which, in turn results in an elevation of atrial natriuretic factor (ANF), the body's own natural diuretic. This dual mode of activity may offer patients and managed care providers the potential advantages of a treatment regime involving fewer drugs, reduced risks, and lower costs in comparison to existing therapies. The Company noted that this is their second strategic alliance, in the past few months, with a major pharmaceutical company for development of compounds representing significant therapeutic potentials for very large markets.

April 10, 1997      Roberts Pharmaceutical Corporation announced it has
                    responded to a FORM FDA 483 issued November 18, 1996 citing certain deficiencies following a routine inspection of its Eatontown facility, where there are no manufacturing or quality control operations. Roberts anticipated near-term receipt of and FDA letter indicating that the Company's written reply to FORM FDA 483 was satisfactory.

                    The FDA raised questions about documentation and stability dates for certain batches of a topical medicine, Topicycline and the Company noted that: 1) all appropriate tests were done; 2) the tested lots comply with specifications; and 3) no product recall was requested by the agency. The Company further notes that written procedures do exist concerning quality control (QC) and that QC responsibilities are being formalized in a written document. Roberts also indicted that it does have a system for evaluating the quality of drug products.

April 11, 1997      Roberts Pharmaceutical Corporation announced that David S.
                    Tierney, M.D., formerly of Elan Pharmaceutical Research
                    Corporation, has joined Roberts as Senior Vice President,
                    Medical and Regulatory Affairs. In this newly created position, Dr. Tierney will assume overall responsibility for the drug development program at Roberts which, in recent months, has been significantly expanded with the addition of compounds licensed from Lilly and Pfizer that address potentially large markets.

April 21, 1997      Roberts Pharmaceutical Corporation today reported first
                    quarter 1997 results with significant year-to-year improvements recorded in revenues, gross profits, and net earnings.

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