Form 10-Q
period 1997-06-30
ROBERTS PHARMACEUTICAL CORP
filed 1997-07-25
CIK 853022

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number:  1-10432
June 30, 1997


                       ROBERTS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


    NEW JERSEY                                               22-2429994
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  MERIDIAN CENTER II
  4 INDUSTRIAL WAY WEST
  EATONTOWN, NEW JERSEY                                       07724
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
                                                    Yes  X    No
                                                        ---       ---


              Class                              Outstanding Shares at
                                                 July 22, 1997
          Common Stock                           27, 908,663

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


Signatures

                       ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)


                                         June 30, 1997       December 31, 1996
                                         -------------       -----------------
ASSETS:

  Current assets:
     Cash and cash equivalents              $ 82,086              $ 87,125
     Marketable securities                     9,329                 7,793
     Accounts receivable, net                 30,463                30,791
     Inventory                                17,895                16,665
     Notes receivable, current                   206                 1,620
     Deferred tax assets                       9,040                 9,040
     Net assets held for sale                    500                   500
     Other current assets                      3,868                 2,124
                                            --------              --------

     Total current assets                    153,387               155,658

  Fixed assets, net                           14,996                14,945
  Intangible assets                          179,678               183,756
  Notes receivable                             6,703                 6,574
  Deferred non-current tax asset              11,217                11,217
  Other assets                                    70                    74
                                            --------              --------

     Total assets                           $366,051              $372,224
                                            ========              ========




   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)



                                          June 30, 1997      December 31, 1996
                                          -------------      -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                        $  4,547               $  6,376
     Accounts payable                          14,300                 15,848
     Income taxes payable                       8,674                  7,020
     Dividends payable                            252                    679
     Other current liabilities                 17,436                 21,559
                                             --------               --------

     Total current liabilities                 45,209                 51,482

  Long-term debt, excluding
     current installments                       7,077                 10,639
  Other liabilities                               294                    345

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, 808,822 and
     2,721,030 outstanding                         81                    272

   Common stock, $.01 par,
     100,000,000 shares authorized,
     27,883,309 and 22,961,707
     outstanding                                  284                    223

     Additional paid-in capital               367,119                365,160
     Cumulative translation adjustments          (474)                  (301)
     Retained earnings (deficit)              (53,302)               (55,359)
     Treasury stock, 387,594 shares
     of common stock, at cost                    (237)                  (237)
                                              --------               --------

     Total shareholders' equity                313,471                309,758
                                              --------               --------

     Total liabilities and
       shareholders' equity                   $366,051               $372,224
                                              ========               ========




   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         For the six months    For the three months
                                           ended June 30,         ended June 30,
                                          1997       1996        1997        1996
                                        ---------  ---------  ----------  ----------

Sales and Revenue:
  Sales                                  $56,616    $44,007     $30,286     $26,791
  Other revenue                                0         24           0          12
                                         -------    -------     -------     -------

Total sales and revenue                   56,616     44,031      30,286      26,803
                                         -------    -------     -------     -------

Operating costs and expenses:
  Cost of sales                           24,633     22,393      12,981      13,466
  Research & development                   2,657      1,996       1,823         847
  Marketing & administration              27,062     27,636      14,641      14,966
                                         -------    -------     -------     -------

Total operating costs & expenses          54,352     52,025      29,445      29,279
                                         -------    -------     -------     -------

Operating income (loss)                    2,264     (7,994)        841      (2,476)
                                         -------    -------     -------     -------

Other income (expense):
  Interest income                          2,709        806       1,541         368
  Interest expense                          (432)    (1,171)       (178)       (520)
  Foreign currency gain (loss)               (64)       (13)        (51)        127
  Other income(expense), net                 (48)        (1)        (48)        (26)
                                         -------    -------     -------     -------

Total other income (expense)               2,165       (379)      1,264         (51)
                                         -------    -------     -------     -------

Income (loss) from continuing
  operations before income taxes           4,429     (8,373)      2,105      (2,527)

Provision (benefit) for income taxes       1,571     (2,407)        817        (773)
                                         -------    -------     -------     -------

Income (loss) from operations              2,858     (5,966)      1,288      (1,754)

Estimated income on disposal of
  discontinued division, net of
  tax benefit of $2,045                        -      3,969           -       3,969
                                         -------    -------     -------     -------

Net income (loss)                        $ 2,858    $(1,997)    $ 1,288     $ 2,215
                                         =======    =======     =======     =======

Per share of common stock,
  primary and fully diluted:

Income (loss) from
  continuing operations                  $  0.08    $ (0.32)    $  0.04     $ (0.09)
Income from discontinued operations            -       0.21           -        0.21
                                         -------    -------     -------     -------

Net income (loss)                        $  0.08   $ (0.11)     $  0.04     $  0.12
                                         ========  ========     ========    ========

Weighted average number of
 common shares outstanding,
 primary and fully diluted:            28,885,89  218,695,868  28,616,319  18,658,601



   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                      For the six months
                                                        ended June 30,
                                                     1997             1996
                                                 -------------  ---------------

Cash flows provided by operating activities:        $ 3,479          $11,781
                                                     -------         -------

Cash flows from investing activities:
   (Purchase) redemption of marketable securities    (1,536)           7,527
   Purchases of intangible assets                    (1,990)             (40)
   Purchases of fixed assets                           (382)             (78)
   Collection of notes receivable                       610                0
   Impact of discontinued operations                      0                2
                                                    -------          -------
       Net cash provided by (used in)
          investing activities                       (3,298)           7,411
                                                    -------          -------

Cash flows from financing activities:
   Payments on notes payable and
     long term debt                                  (5,795)          (8,280)
   Net proceeds from issuance of
     common stock                                       828             (217)
   Net proceeds from issuance of
     5% Preferred stock                               1,000                0
   5% Preferred stock dividends paid                 (1,229)               0
   Impact of discontinued operations                      0              355
                                                    -------          -------
       Net cash used in
          financing activities                       (5,196)          (8,142)
                                                    -------          -------

Exchange rate changes on cash and
   cash equivalents                                     (24)              (8)
                                                    -------          -------

Change in cash and cash equivalents                  (5,039)          11,042
Beginning cash and cash equivalents                  87,125           16,357
                                                    -------          -------

Ending cash and cash equivalents                    $82,086          $27,399
                                                    =======          =======

Supplemental cash flow information:
   Interest paid                                    $   934          $   438
   Income taxes paid                                $     8          $    62



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

Foreign Currency Translation
----------------------------

Effective January 1, 1997, the functional currency of the United Kingdom subsidiary, Monmouth Pharmaceutical, Ltd., was changed from the U.S. Dollar to the British Pound as a result of change in circumstance. Monmouths' translation gains and losses will now be accumulated as a separate component of Shareholders' Equity.

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

2.   Inventory
     ---------

Inventory at June 30, 1997 consists of:

          Raw Materials     $ 2,936
          Finished Goods     14,959
                            -------

          Total             $17,895
                            =======

 3.  Change in Accounting Estimate
     -----------------------------

In second quarter 1997, management made several changes in accounting estimates. The aggregate amount of these changes is $1.3 million.

4.   Contingency
     -----------

A shareholder class action suit was instituted March 24, 1995, in the United States District Court for the District of New Jersey against Roberts Pharmaceutical Corporation and certain of its officers and a former officer for alleged violations of certain federal securities laws. The Company is not able to predict the outcome of this proceeding at this time, and management is not able to determine the amount of the potential liability, if any. Roberts Pharmaceutical believes that it has complied with all of its obligations under the federal securities laws. Roberts Pharmaceutical is defending vigorously against the plaintiff's allegations and considers such allegations to be without merit.

5.   Subsequent Event
     ----------------

The Company completed the purchase of a pharmaceutical manufacturing and packaging facility from Searle Canada, a unit of Monsanto Company, on July 7, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations
Six months ended June 30, 1997 and 1996

Corporate Revenues
------------------

Total revenue for the six months and quarter ended June 30, 1997 increased $12.6 million and $3.5 million respectively as compared with the first six months of 1996. This increase was due to an increase in revenues from product sales.

Product Sales
-------------

For the six months ended June 30, 1997, product sales increased $12.6 million from $44.0 million to $56.6 million primarily as a result of the launch of AGRYLIN and an increase in sales by the United Kingdom subsidiary.

U.S. product sales increased $8.4 million from $33.0 million to $41.4 million. AGRYLIN and PROAMATINE provided $5.1 and $1.8 million, respectively, of this increase, and COLACE, SALUTENSIN, and PERI-COLACE also posted significant increases of $1.5 million, $0.8 million, and $0.8 million, respectively. These increases were offset by a decrease in NOROXIN sales of $0.6 million and by the divestiture of the non-core product lines which occurred in third quarter 1996. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $3.7 million from $5.2 million to $8.9 million. $2.7 million of this increase is due to sales of LODINE which was launched in fourth quarter 1996 and $0.5 million is due to an increase in the sales of EMINASE. Sales of the Company's Canadian subsidiary increased slightly by $0.5 million from $5.8 million to $6.3 million.

Product sales in the second quarter increased $3.5 million from $26.8 million in 1996 to $30.3 million in 1997. Second quarter product sales in the U.S. increased $2.0 million from $21.5 million in 1996 to $23.5 million in 1997. Sales in the U.K. increased $1.2 million to $3.6 million in second quarter 1997 from $2.4 million in 1996. Canada's second quarter sales increased to $3.1 million in 1997, a $0.3 million increase from 1996 second quarter sales of $2.8 million.

Cost of Sales
-------------

For the six months ended June 30, 1997, cost of sales amounted to 43.5% of product sales, a 7.4 percentage point decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is primarily the result of the addition of AGRYLIN to the product mix. AGRYLIN has a higher gross profit percentage as it is a product the development of which was completed internally. Included in cost of sales is a $1.8 million charge for minimum royalties due to Ortho Pharmaceutical Corporation for SUPPRELIN sales. Included in these changes is the impact of a change in accounting estimate.

Research and Development
------------------------

Research and Development expenses increased $0.7 million to $2.7 million and $1.0 million to $1.8 million during the six and three month periods, respectively, ended June 30, 1997 as compared to the comparable prior year periods. This increase is due to $0.5 million for new programs related to the compounds purchased in 1996 and a $0.4 million increase in registration and user fees.

Marketing and Administrative Expenses
-------------------------------------

For the six months ended June 30, 1997, Marketing and Administrative expenses decreased $0.6 million from $27.6 million to $27.0 million. Marketing expenses decreased $0.8 million. Contributing factors were a decrease in salaries and benefits of $0.4 million, a decrease in advertising of $0.7 million, and a decrease in consulting costs of $1.3 million, offset by increases in samples of $0.5 million, market research and coupons of $0.7 million, and AGRYLIN launch expenses of $0.3 million.

Administrative expense increased $0.2 million from $10.9 million to $11.1 million. This increase was due to a number of factors including an increase of $0.4 million related to salaries and benefits, and a $0.2 million increase related to outside services offset by a decrease of $0.4 million in legal and accounting expenses.

For the quarter ended June 30, 1997, Marketing expenses remained constant at $9.0 million. Administrative expenses decreased $0.3 million from the second quarter 1996 to $5.6 million in second quarter 1997. Included in the quarter and year to date changes are the impact of changes in accounting estimate.

Interest Income and Expense
---------------------------

Interest income for the six months ended June 30, 1997, increased $1.9 million as a result of an increase in invested marketable securities arising from the common and preferred stock offerings in the third quarter of 1996. Interest expense for the same period decreased by $0.7 million as a result of a decrease in long-term debt related to product acquisitions.

Income Taxes
------------

For the six months ended June 30, 1997 and 1996, income tax expense was calculated using a normal statutory rate for continuing operations, except for certain taxes related to foreign operations.

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

Liquidity and Capital Resources
-------------------------------

Operating activities provided $3.5 million in cash. The primary components of cash provided by operating activities were a $0.3 million increase in accounts receivable, net income of $2.9 million, which includes $3.6 million of non-cash charges, and increased working capital requirements of $2.7 million.

Investing activities used $3.3 million, comprised primarily of $1.5 million in marketable securities purchases and $1.4 million in collections of notes receivable offset by asset purchases of $2.0 million.

Financing activities used $5.2 million, including $5.8 million of payments on notes payable and payment of $1.2 million of preferred stock dividends paid offset by proceeds from the issuance of Common and Preferred Stock of $1.8 million.

The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near-term and long-term debt obligations from previous product acquisitions. These balances will also be used to fund future acquisitions of new products and the development of existing pipeline products as well as the July 1997 purchase of the manufacturing plant and capital improvements scheduled for that facility.

Foreign Currency Fluctuations
-----------------------------

Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Such fluctuations were not material for the second quarter 1997.

Other
-----

The Company has been pursuing a number of initiatives over the past year which have contributed to the increase in earnings. Some of these initiatives have already resulted in increased sales and decreased expenses, while others are still in the early phases. Several of these key initiatives are outlined below.

PROAMATINE is undergoing Phase IV FDA clinical trials to eliminate certain labeling restrictions on the drug. These trials are aimed at establishing the clear clinical benefits of PROAMATINE, which, if demonstrated, should result in increased sales. Additional trials of ProAmatine for other indications, including urinary stress incontinence, are planned.

Roberts expects AGRYLIN to receive approval for sale in Canada in the third or fourth quarter of 1997 and European approval is expected in mid-1998. The European market is expected to exceed that of the North American market for this drug.

Several changes have been made in the sales force and overall marketing plan to improve its efficiency. Sales territories have been realigned and the sales force has been automated, both with the aim of covering high prescribing physicians with fewer salespeople. This realignment resulted in lower sales force expenses, as evidenced by the fact that marketing expenses decreased in the six months ended June 30, 1997 over the six months ended June 30, 1996 despite the expenses incurred for the two new drug launches.

The Company also changed the strategic direction of EMINASE. Formerly, Roberts maintained a separate sales force for certain products including EMINASE. That sales force has been merged into the regular sales force and all sales reps have received Eminase sales training. This change is expected to increase the number of sales calls and decrease the effect of turnover within the sales force.

In another strategic change, recognizing that managed health care has become a dominant force in the marketplace, the Company has taken steps to penetrate this portion of the market and is pursuing managed care contracts and is working to increase the number of formularies on which its drugs are listed.

The Company intends to use television advertising as part of its promotional efforts for its COLACE line of products. Such efforts seem to have been successful previously as sales of COLACE for the six months ended June 30, 1997 increased by $2.3 million over the comparable 1996 period.

The purchase of the manufacturing and packaging facility, completed in early July 1997, is expected to improve the Company's profitability as production costs should decrease by producing in house. It is also projected that the recurring problems of stock-outs and overstocks will be minimized by controlling the production cycle. OTC sales may also be improved by controlling the production cycle due to the opportunity to process special packaging runs, such as bonus packs of COLACE and PERI-COLACE. It has not been feasible to produce such special packaging utilizing outside production companies.

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

Item 6    Exhibits and Reports on Form 8K
          Reports on Form 8K

Date of Report

April 21, 1997      Roberts Pharmaceutical Corporation reported first quarter
                    1997 results with significant year-to-year improvements recorded in revenues, gross profits, and net earnings.

May 22, 1997        Roberts Pharmaceutical Corporation announced today that Mr.
                    Joseph N. Noonburg and the Honorable Marilyn Lloyd have joined its Board of Directors.

                    Mr. Noonburg, a self-employed consultant, has a 38 year background in the pharmaceutical industry including serving as Senior Vice President of Sales for the pharmaceutical firm of Reed & Carnick. Mr. Noonburg has also been actively involved in several pharmaceutical industry associations.

                    Ms. Lloyd, a former Congresswoman from Tennessee's Third Congressional District, is a consultant for Lockheed Martin Corporation and the Spectrum Group, and serves on a number of boards including Secretary Pena's Energy Advisory Board. During her tenure as Congresswoman she championed many initiatives promoting health care awareness for women and chaired the Housing and Consumer Committee of the Committee on Aging.

                    Mr. Noonburg and Ms. Lloyd now fill the two seats on the Board of Directors previously held by Yamanouchi Group Holding, Roberts largest shareholder. Under the term of a stock purchase agreement, Yamanouchi is now entitled to designate only one member of the board for election. Yamanouchi has noted it continued interest in Roberts future and, while not designating a nominee to Roberts Board at this time, retains the right to do so at a future date.

May 22, 1997        Roberts Pharmaceutical Corporation announced that effective
                    May 22, 1997, the Company's common stock will begin trading on the American Stock Exchange (AMEX). Roberts common stock will trade on the AMEX under the symbol RPC.

                    The Company commented that the move from the dealer oriented OTC market to the public auction market of AMEX is expected to provide a trading environment for their common stock which will be beneficial to their shareholders. Among the benefits expected from a public auction market are a narrowing in the spread between bid and ask prices; reduced volatility; enhanced liquidity; and greater visibility.

July 9, 1997        Roberts Pharmaceutical announced that it has completed the purchase of a pharmaceutical manufacturing facility from Searle Canada, a unit of Monsanto Company. In addition to existing manufacturing and packaging operation, the 100,852 square foot facility includes warehouse, administrative, and QC/QA laboratory space. The facility, located in Oakville
                    Ontario, is approved by both the U.S. Food and Drug
                    Administration and the Health Protection Branch of Canada.

                    Roberts has historically outsourced all its manufacturing and packaging functions. Plans have been initiated to effect transfer of production of certain over-the-counter products from third party manufacturers to Oakville in the second half of 1997. This will be followed by a phase-in of the Company's Canadian, U.K and U.S. prescription products. Also, Searle has agreed to lease back space from Roberts for a time and has agreed in principle for Roberts to fulfill certain of Searle's packaging and clinical supply requirements.

July 9, 1997        Roberts Pharmaceutical Corporation announced today that it has submitted a Manufacturing Authorization Application
                    (MAA) for European approval of its new drug Agrylin (TM).
                    The application has been filed with the European Medicines
                    Evaluation Agency (EMEA) in accordance with the centralized procedure for approval of new drugs within the 15-country
                    European Union (EU).

                    The EU regulatory authorities have accepted Agrylin (TM) as a "List B" product, a category given to products considered to represent new drug treatments or important therapeutic advances. Under European centralized procedure, a successful MAA grants product approval through the EU, a market potential for Agrylin (TM) that could significantly exceeds that of North America.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:        7/25/97                  /s/    Peter M. Rogalin
       -------------------         ----------------------------
                                    Peter M. Rogalin
                                    Vice President and Treasurer



Date:        7/25/97                  /s/    Peter M. Rogalin
       -------------------         ----------------------------
                                    Peter M. Rogalin
                                    Chief Accounting Officer