Form 10-Q
period 1997-09-30
ROBERTS PHARMACEUTICAL CORP
filed 1997-11-12
CIK 853022

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number:  1-10432
September 30, 1997


                    ROBERTS PHARMACEUTICAL CORPORATION
          (Exact name of registrant as specified in its charter)


    NEW JERSEY                                               22-2429994
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  MERIDIAN CENTER II
  4 INDUSTRIAL WAY WEST
  EATONTOWN, NEW JERSEY                                       07724
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
                                                   Yes  X    No


              Class                              Outstanding Shares at
                                                 October 31, 1997
          Common Stock                           29,312,502

                     ROBERTS PHARMACEUTICAL CORPORATION

                                   INDEX

                                                          Page


Part I

          Item 1 - Financial Statements                     2

          Item 2 - Management's Discussion and Analysis     8


Part II

          Item 1 - Legal Proceedings                        12

          Item 6 - Exhibits and Reports on Form 8-K         13


Signatures                                                  16


















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

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                   (Unaudited)


                                     September 30, 1997       December 31, 1996
                                     ------------------       -----------------

ASSETS:

  Current assets:
     Cash and cash equivalents           $ 78,075                $ 87,125
     Marketable securities                 11,590                   7,793
     Accounts receivable, net              27,032                  30,791
     Inventory                             16,790                  16,665
     Notes receivable, current                200                   1,620
     Deferred tax assets                    9,040                   9,040
     Net assets held for sale                 500                     500
     Other current assets                   4,601                   2,124
                                         ---------               ---------

     Total current assets                 147,828                 155,658

  Fixed assets, net                        21,355                  14,945
  Intangible assets                       177,975                 183,579
  Notes receivable                          6,729                   6,574
  Deferred non-current tax asset           11,216                  11,217
  Other assets                                456                     251
                                         ---------               ---------

     Total assets                        $365,559                $372,224
                                         =========               =========




















   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                   (Unaudited)

                                     September 30, 1997      December 31, 1996
                                     ------------------      -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $ 3,876              $  6,376
     Accounts payable                       13,146                15,848
     Income taxes payable                    7,564                 7,020
     Dividends payable                         148                   679
     Other current liabilities              19,016                21,559
                                          ---------             ---------

     Total current liabilities              45,750                51,482

  Long-term debt, excluding
     current installments                    7,077                10,639
  Other liabilities                            269                   345

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, 469,034
     and 2,721,030 outstanding                  47                   272

  Common stock, $.01 par,
     100,000,000 shares authorized,
     29,309,789 and 19,581,855
     outstanding                               298                   223

  Additional paid-in capital               371,366               365,160
  Cumulative translation adjustments          (565)                 (301)
  Retained earnings (deficit)              (56,446)              (55,359)
  Treasury stock, 387,594 shares
     of common stock, at cost                 (237)                 (237)
                                          ---------             ---------

     Total shareholders' equity            314,463               309,758
                                          ---------             ---------

     Total liabilities and
       shareholders' equity               $365,559              $372,224
                                          =========             =========






   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                               For the nine months    For the three months
                               ended September 30,     ended September 30,
                                 1997        1996        1997        1996
                              ---------   ---------   ---------   ---------
Sales and Revenue:
  Sales                        $84,973     $65,683     $28,357     $21,676
  Other revenue                    285          36         285          12
                              ---------   ---------   ---------   ---------

Total sales and revenue         85,258      65,719      28,642      21,688
                              ---------   ---------   ---------   ---------

Operating costs and expenses:
  Cost of sales                 38,680      32,739      14,047      10,346
  Research & development         4,747       2,941       2,090         945
  Marketing & administration    42,534      41,555      15,472      13,919
                              ---------   ---------   ---------   ---------

Total operating costs &
  expenses                      85,961      77,235      31,609      25,210
                              ---------   ---------   ---------   ---------

Operating income (loss)           (703)    (11,516)     (2,967)     (3,522)
                              ---------   ---------   ---------   ---------

Other income (expense):
  Interest income                3,986       1,180       1,277         374
  Interest expense                (594)     (1,597)       (162)       (426)
  Foreign currency gain(loss)        7         (11)         71           2
  Other income(expense), net    (2,378)          0      (2,330)          1
                              ---------   ---------   ---------   ---------

Total other income(expense)      1,021        (428)     (1,144)        (49)
                              ---------   ---------   ---------   ---------

Income (loss) from continuing
  operations before income
   taxes                           318     (11,944)     (4,111)     (3,571)

Provision (benefit) for income
   taxes                           455      (2,845)     (1,116)       (438)
                              ---------   ---------   ---------   ---------

Income (Loss) from operations     (137)     (9,099)     (2,995)     (3,133)

Estimated income on disposal of
  discontinued division, net of
  of tax benefit of $2,045           0       3,969           0           0
                              ---------   ---------   ---------   ---------

Net income (loss)              $  (137)   $ (5,130)    $(2,995)    $(3,133)
                              =========   =========   =========   =========

Per share of common stock,
  primary and fully diluted:

Income (loss) from continuing
  operations                   $ (0.03)   $   0.71     $ (0.11)    $ (0.40)

Income from discontinued
  operations                       ---        0.20         ---         ---
                              ---------   ---------   ---------   ---------

Net income (loss)              $ (0.03)   $  (0.51)    $ (0.11)    $ (0.40)
                              =========   =========   =========   =========

Weighted average number
  of common shares
  outstanding, primary
  and fully diluted:         29,162,336  18,733,620  28,426,480  18,820,000

   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       For the nine months
                                                       ended September 30,
                                                      1997              1996
                                                   ---------         ---------

Cash flows from operating activities:               $ 2,653           $   500
                                                   ---------         ---------

Cash flows from investing activities:
   (Purchase) redemption of marketable securities    (3,797)            1,478
   Purchases of intangible assets                    (2,020)              (80)
   Purchases of fixed assets                         (4,593)             (101)
   Collection of notes receivable                       717               ---
                                                   ---------         ---------
       Net cash provided by (used in)
          investing activities                       (9,693)             1,297
                                                   ---------         ---------

Cash flows from financing activities:
   Payments on notes payable and
     long term debt                                  (6,588)          (36,191)
   Net proceeds from issuance of common stock         1,013             9,985
   Net proceeds from issuance of 5%
     Preferred stock                                  5,042            99,549
   5% preferred stock dividends paid                 (1,481)                0
                                                   ---------         ---------
       Net cash used in financing activities         (2,014)           73,843
                                                   ---------         ---------

Exchange rate changes on cash and
   cash equivalents                                       4               (14)
                                                   ---------         ---------

Change in cash and cash equivalents                  (9,050)           75,626
Beginning cash and cash equivalents                  87,125            16,357
                                                   ---------         ---------

Ending cash and cash equivalents                   $ 78,075          $ 91,983
                                                   =========         =========

Supplemental cash flow information:
   Interest paid                                   $    823          $  2,363
   Income taxes paid                                      8              (267)






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

Foreign Currency Translation
----------------------------

Effective January 1, 1997, the functional currency of the United Kingdom subsidiary, Monmouth Pharmaceutical, Ltd., was changed from the U.S. Dollar to the British Pound as a result of a change in circumstance. Monmouth's translation gains and losses will now be accumulated as a separate component of Shareholders' Equity.

Earnings Per Share
------------------

Income (loss) per share was computed based on the weighted average number of shares of Common Stock actually outstanding plus the number of shares of Common Stock that would be outstanding assuming the exercise of dilutive stock options. In 1996 the 5% Preferred Stock dividends and the 10% discount to market upon conversion of the 5% Preferred Stock into Common Stock were included in the calculation. The 1997 income is adjusted by the 5% Preferred dividends.

Pursuant to a new position taken by the SEC staff (the "Staff"), effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market, the Company adjusted its calculation of Earnings Per Share for the third quarter 1996 by $0.23 per share. This reflects the Staff's position that the 10% discount available to holders of the Company's 5% Preferred Stock should be incorporated in the calculation of Earnings Per Share.

New Accounting Pronouncements
-----------------------------

In February 1997, the FASB issued SFAS No. 128, "Earnings Per
Share" which requires adoption in 1997. This statement generally requires the presentation of basic and diluted earnings per share on the face of the statement of operations.

The amount of basic and diluted earnings for the first quarter 1997 as recalculated under SFAS 128 was $0.05 per share as compared with $0.04, primary and fully diluted, as reported under APB no. 15. Earnings per share for the second and third quarters and year to date are the same under SFAS 128 as reported under APB no. 15.

2.   Inventory
     ---------

Inventory at September 30, 1997 consists of:

          Raw Materials       $ 2,835
          Work in Progress         94
          Finished Goods       13,861
                             ---------

          Total               $16,790
                             =========

3.   Contingency
     -----------

A shareholder class action suit was instituted March 24, 1995, in the United States District Court for the District of New Jersey against Roberts Pharmaceutical Corporation and certain of its officers and a former officer for alleged violations of certain federal securities laws. An agreement in principle to settle the lawsuit has been reached. The net expenses of this settlement to the Company will amount to approximately $2.3 million and have been included in other expense for the third quarter.

4.   Change in Accounting Estimate
     -----------------------------

In second quarter 1997, management made several changes in accounting estimates. The aggregate amount of these changes was $1.7 million.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Nine months ended September 30, 1997 and 1996

Corporate Revenues
------------------

Total revenue for the nine months and quarter ended September 30, 1997 increased $19.5 million and $7.0 million respectively as compared with the same time periods in 1996. This increase was due to an increase in revenues from product sales.

Product Sales
-------------

For the nine months ended September 30, 1997, product sales increased $19.2 million from $65.7 million to $85.0 million primarily as a result of the launch of AGRYLIN and PROAMATINE and an increase in sales by the United Kingdom subsidiary.

U.S. product sales increased $13.4 million from $48.9 million to $62.3 million. AGRYLIN and PROAMATINE provided $7.3 and $3.3 million, respectively, of this increase, and NOROXIN, NORETHIN, and the COLACE line also posted significant increases of $2.3 million, $1.5 million, and $2.8 million, respectively. These increases were offset by the divestiture of the non-core product lines which occurred in third quarter 1996. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $5.2 million from $8.3 million to $13.5 million. $3.6 million of this increase is due to sales of LODINE which was launched in fourth quarter 1996 and $1.2 million is due to an increase in the sales of EMINASE. Sales of the Company's Canadian subsidiary increased slightly by $0.7 million from $8.4 million to $9.1 million.

Product sales in the third quarter increased $6.7 million from $21.7 million in 1996 to $28.4 million in 1997. Third quarter product sales in the U.S. increased $5.1 million from $15.9 million in 1996 to $21.0 million in 1997. The two largest components of this change are increases of $2.2 million and $2.9 million, respectively, in AGRYLIN and NOROXIN sales. Sales in the U.K. increased $1.5 million to $4.6 million in third quarter 1997 from $3.1 million in 1996 primarily due to sales of LODINE. Canada's third quarter sales increased to $2.8 million in 1997, a $0.2 million increase from 1996 third quarter sales of $2.6 million.

Cost of Sales
-------------

For the nine months ended September 30, 1997, cost of sales amounted to 45.5% of product sales, a 4.3 percentage point decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is primarily the result of the addition of AGRYLIN to the product mix. AGRYLIN has a higher gross profit percentage as it is a product the development of which was completed internally.

Also included in cost of sales is a credit of $1.5 million for minimum royalty payments forgiven by Ortho Pharmaceutical
Corporation related to SUPPRELIN sales. This credit offsets the $1.8 million charge taken in first quarter 1997 related to these royalties.

Research and Development
------------------------

Research and Development expenses increased $1.8 million to $4.7 million and $0.9 million to $2.0 million during the nine and three month periods, respectively, ended September 30, 1997 as compared to the comparable prior year periods. The year to date increase is due to $1.5 million for new programs related to the compounds purchased in 1996 and a $0.5 million increase in registration and user fees offset by a $0.2 million decrease in salaries and benefits and grants.

Marketing and Administrative Expenses
-------------------------------------

For the nine months ended September 30, 1997, Marketing and Administrative expenses increased $1.0 million from $41.5 million to $42.5 million. Marketing expenses decreased $0.4 million. Contributing factors were a decrease in salaries and benefits of $0.5 million, a decrease in advertising of $0.9 million, and a decrease in consulting costs of $2.0 million, offset by increases in samples of $0.8 million, market research and coupons of $1.0 million, and new product launch expenses of $0.4 million.

Administrative expense increased $1.3 million from $15.6 million to $16.9 million. This increase was due to a number of factors including an increase of $0.8 million related to salaries and benefits, an increase of $0.3 for shareholder relations expenses, increases in both insurance and bad debt expense of $0.1 million and a $0.2 million increase related to outside services offset by a decrease of $0.3 million in legal and accounting expenses.

For the quarter ended September 30, 1997, Marketing expenses increased $0.4 million from $9.2 million in third quarter 1996 to $9.6 million. Administrative expenses increased $1.1 million from the third quarter 1996 to $5.9 million in third quarter 1997. Included in the quarter and year to date changes are the impact of changes in accounting estimate.

Interest Income and Expense
---------------------------

Interest income for the nine months ended September 30, 1997, increased $2.8 million as a result of an increase in invested marketable securities arising from the common and preferred stock offerings in the third quarter of 1996. Interest expense for the same period decreased by $1.0 million as a result of a decrease in long-term debt related to product acquisitions.

Income Taxes
------------

For the nine months ended September 30, 1997 and 1996, income tax expense was calculated using a normal statutory rate for continuing operations, except for certain taxes related to foreign operations.

The Company has recorded net deferred tax assets of approximately $20.0 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized; however, these assets could be reduced at any time if estimates of future taxable income are reduced.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $2.7 million in cash. The primary components of cash provided by operating activities were a $4.2 million decrease in accounts receivable, net loss of $0.1 million, which includes $5.3 million of non-cash charges, and increased working capital requirements of $3.5 million.

Investing activities used $9.7 million, comprised primarily of $3.8 million in marketable securities redemptions and asset purchases of $6.6 million offset by $0.7 million in collections of notes receivable.

Financing activities used $2.0 million, including $6.6 million of payments on notes payable and payment of $1.5 million of preferred stock dividends paid offset by proceeds from the issuance of Common and Preferred Stock of $6.1 million.

The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near-term and long-term debt obligations from previous product acquisitions. These balances will also be used to fund future acquisitions of new products and the development of existing pipeline products as well as the fourth quarter 1997 purchase of a distribution facility and capital improvements scheduled for the Canadian manufacturing facility.

Foreign Currency Fluctuations
-----------------------------

Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Such fluctuations were not material for the third quarter 1997.

Other
-----

The Company has been pursuing a number of initiatives over the past year which have contributed to the improvement in results over 1996. Some of these initiatives have already resulted in increased sales and decreased expenses, while others are still in the early phases. Several of these key initiatives are outlined below.

PROAMATINE is undergoing Phase IV FDA clinical trials to eliminate certain labeling restrictions on the drug. These trials are aimed at establishing the clear clinical benefits of PROAMATINE, which, if demonstrated, should result in increased sales. Additional trials of ProAmatine for other indications, including urinary stress incontinence, are planned.

Roberts expects AGRYLIN to receive approval for sale in Canada in fourth quarter of 1997 and European approval is expected in mid-
1998. The European market could exceed that of the North American market for this drug.

Several changes have been made in the sales force and overall marketing plan to improve its efficiency. Sales territories have been realigned and the sales force has been automated, both with the aim of covering high prescribing physicians with fewer salespeople. This realignment resulted in lower sales force expenses, as evidenced by the fact that marketing expenses decreased in the nine months ended September 30, 1997 over the nine months ended September 30, 1996 despite the expenses incurred for the two new drug launches.

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

The Company renewed its television advertising campaign as part of its promotional efforts for its COLACE line of products. Such efforts seem to have been successful as sales of COLACE for the nine months ended September 30, 1997 increased by $2.8 million over the comparable 1996 period. Sales of the COLACE line are expected to be further enhanced by the removal of a major competitive brand from the market due to a proposed FDA ban on an ingredient of the competitor. The COLACE line does not contain this ingredient.

The purchase of the manufacturing and packaging facility, completed in early July 1997, is expected to improve the Company's profitability in future years as production costs should decrease by producing in house. It is also projected that the recurring problems of stock-outs and overstocks will be minimized by controlling the production cycle. OTC sales may also be improved due to the opportunity to process special packaging runs, such as bonus packs of COLACE and PERI-COLACE. It has not been feasible to produce such special packaging utilizing outside production companies.

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

The Company reported in its current report on Form 8K dated July 31, 1997, that an agreement in principle to settle the above referenced lawsuit had been reached. The net expenses of this settlement to the Company will amount to approximately $2.3 million.

Item 6.   Exhibits and Reports on Form 8K
          Reports on Form 8K

Date of Report

July 25, 1997       Roberts Pharmaceutical Corporation announced that it has
                    filed with the Food and Drug Administration an Investigational New Drug Application (IND) for LY315535, one of the new gastrointestinal (GI) compounds recently acquired from Lilly. Roberts plans to develop the compound for the treatment of Functional Bowel Disorders
                    (FBD).

                    LY315535 is an orally administrated drug that can act as both a muscarinic receptor antagonist and as a serotonin (5-HT) receptor agonist with a high degree of selectivity for the 5-HT1A receptor subtype. Because of these two different modes of action on the GI tract, the compound offers the potential to treat a broad spectrum of FBD symptoms with a single drug.

                    It has been estimated that 15% - 20% of the world population had FBD and current therapies such as over-the-counter medicines and prescription antispasmodics tend to provide limited or erratic treatment response.

                    Roberts noted that LY315535 is one of the first new compounds acquired by the Company to be internally advanced towards clinical development, thus an important new phase in Roberts R&D program.

July 25, 1997       Roberts Pharmaceutical Corporation notes that it is not
                    aware of any specific reason to account for the current decline in the price of the Company's common stock.
                    Roberts financial health is strong with over $90 million in cash. The Company recently reported first-half 1997 results reflecting a significant strengthening in fundamentals. During the first six months of 1997, Roberts revenues advanced 29% to $56.6 million from $44.0 million in the comparable period a year earlier.
                    Correspondingly, per share earnings in the first-half
                    1997 were reported at $0.08 compared to a loss from continuing operation of ($0.32) in the same period a year earlier.

August 5, 1997      Roberts Pharmaceutical Corporation (the "Company")
                    previously reported that in April 1995 a shareholders class action suit (the "Class Action") had been instituted against it and certain of its current and former officers by Grace Cowit (the "Plaintiff) on behalf of persons who purchased shares of the Company's Common
                    Stock between November 7, 1994 and May 31, 1995.  The
                    Class Action alleged certain violations of the Federal securities laws by the Company and certain of its officers and a former officer and sought damages in an unspecified amount.

                    The Company believes that it has compiled with all of its obligations under the Federal securities laws and considers the Plaintiff's allegations to be without merit; however, in order to avoid the disadvantages of protracted litigation and the expense associated with it, the Company has reached an agreement in principle to settle the Class Action. The net expense of the settlement to Roberts will amount to approximately $1.8 million, before taxes, and will be recorded as a non-operating, one time charge in the third quarter of 1997. The Company stated that after including this non-recurring charge, the third quarter of 1997 appears to be on track toward becoming the Company's fourth consecutive quarter of profitability.

                    Finalization of the proposed settlement is subject to the negotiation and signing of a definitive stipulation of settlement, notice to the members of the class of the proposed settlement and approval of the settlement by the court in which the Class Action was instituted.

September 12, 1997  Roberts Pharmaceutical Corporation (the "Company")
                    announced today a change in management structure. Dr. Robert A. Vukovich will continue as Chairman of the Board, but will forego his day-to-day activities as President and CEO to concentrate on Roberts' long-term strategic business and product development programs. The Company's Board of Directors has approved the change and has elected John T. Spitznagel as President and Chief Executive Officer, effective immediately. Mr. Spitznagel, with more than 30 years experience in the ethical pharmaceutical business, has served as Roberts' Executive Vice President, Worldwide Sales and Marketing, since March 1996 and as a member of the Company's Board of Directors since July 1996.

                    In addition to the regular duties of a Chairman, Dr. Vukovich will devote substantial time to issues of long-term strategic importance to the Company, including the identification of new product opportunities and expediting the development of Roberts' pipeline compounds which are vital aspects of the Company's growth.

                    Mr. Spitznagel served as President of Reed and Carnick Pharmaceutical from September 1990 through July 1995. In 1989 and 1990, he served as Chief Executive Officer of BioCryst Pharmaceuticals, Inc. From 1979 through 1989, Mr. Spitznagel held various positions with Wyeth-Ayerst Laboratories, advancing from Marketing Director to Senior Vice President of Marketing and Sales. Mr. Spitznagel was employed by Roche Laboratories from 1966 through 1971 in various sales, marketing and management positions.
                    Mr. Spitznagel received his undergraduate degree from Rider University and an M.B.A. from Fairleigh Dickinson University.

                    Dr. Vukovich founded Roberts Pharmaceutical Corporation in 1983 and has served as President, CEO and Chairman ever since. Under his leadership, Roberts became a public company in 1990 and has raised over $400MM in equity capital.

September 22, 1997  Roberts Pharmaceutical Corporation indicated that, as a result of several recent developments, the Company expects to report a net loss approximating $0.07 to $0.11 per share for the third quarter ending September 30, 1997. In addition to the one-time, pre-tax charge of $12.8 million associated with the settlement of a shareholder class action lawsuit announced on July 31, new factors accounting for the revised outlook include: higher than expected legal expenses associated with the settlement; a decision to increase marketing expenditures in response to a specific product opportunity; delayed sales of certain products due to back orders with third-party manufacturers; and slower than expected wholesaler pull-through of ProAmatine(R) and Agrylin(TM).

                    The Company stated that it has reported an operating profit for three consecutive quarters and given the non-recurring nature of a significant portion of the factors impacting the third quarter, the Company expects to resume profitability in the fourth quarter of the year.

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      11/7/97                     /s/    Peter M. Rogalin
       -------------------         ----------------------------
                                   Peter M. Rogalin
                                   Vice President and Treasurer



Date:      11/7/97                    /s/    Peter M. Rogalin
       -------------------         ----------------------------
                                   Peter M. Rogalin
                                   Chief Accounting Officer