Form 10-Q/A
period 1997-03-31
ROBERTS PHARMACEUTICAL CORP
filed 1998-03-11
CIK 853022

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
                                                   Yes  X    No
                                                       ---       ---


              Class                              Outstanding Shares at
                                                 February 28, 1998
          Common Stock                           30,516,188

                    ROBERTS PHARMACEUTICAL CORPORATION

                                   INDEX

                                                          Page


Part I

          Item 1 - Financial Statements                     2

          Item 2 - Management's Discussion and Analysis     8

Signatures                                                  11

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                        March 31, 1997       December 31, 1996
                                        --------------       -----------------
ASSETS:

  Current assets:
     Cash and cash equivalents             $ 86,766             $ 87,125
     Marketable securities                    7,326                7,793
     Accounts receivable, net                24,377               30,791
     Inventory                               18,931               16,665
     Notes receivable, current                  245                1,620
     Deferred tax assets                      9,040                9,040
     Net assets held for sale                   500                  500
     Other current assets                     1,787                2,124
                                            -------              -------

     Total current assets                   148,972              155,658

  Fixed assets, net                          14,873               14,945
  Intangible assets                         180,227              183,756
  Notes receivable                            6,652                6,574
  Deferred non-current tax asset             11,216               11,217
  Other assets                                   74                   74
                                            -------              -------

     Total assets                          $362,014             $372,224
                                            =======              =======

















   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                         March 31, 1997      December 31, 1996
                                         --------------      -----------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $  5,496             $  6,376
     Accounts payable                        12,494               15,848
     Income taxes payable                     7,422                7,020
     Dividends payable                          310                  679
     Other current liabilities               18,728               21,559
                                            -------              -------

     Total current liabilities               44,450               51,482

  Long-term debt, excluding
     current installments                     7,077               10,639
  Other liabilities                             320                  345

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, 1,004,622 and
     2,721,030 outstanding                      100                  272

     Common stock, $.01 par,
     100,000,000 shares authorized,
     27,234,370 and 22,961,707
     outstanding                                272                  223

     Additional paid-in capital             365,571              365,160
     Cumulative translation adjustments        (541)                (301)

     Retained earnings (deficit)            (54,998)             (55,359)
     Treasury stock, 387,594 shares
     of common stock, at cost                  (237)                (237)
                                            --------             --------

     Total shareholders' equity             310,167              309,758
                                            --------             --------

     Total liabilities and
       shareholders' equity                $362,014             $372,224
                                            ========             ========

   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)
                                              For the three months
                                                ended March 31,
                                              1997              1996
                                              ----              ----
Sales and Revenue:
  Sales                                   $ 26,330          $ 17,216
  Other revenue                                  0                12
                                          ---------         ---------

Total sales and revenue                     26,330            17,228
                                          ---------         ---------

Operating costs and expenses:
  Cost of sales                             11,652             8,748
  Research & development                     1,834             1,149
  Marketing & administration                12,421            12,849
                                          ---------         ---------

Total operating costs & expenses            25,907            22,746
                                          ---------         ---------

Operating income (loss)                        423            (5,518)
                                          ---------         ---------

Other income (expense):
  Interest income                            1,168               438
  Interest expense                            (254)             (651)
  Foreign currency gain (loss)                 (13)             (140)
  Other income(expense), net                   ---                25
                                          ---------         ---------

Total other income (expense)                   901              (328)
                                          ---------         ---------

Income (loss) from continuing
  operations before income taxes             1,324            (5,846)

Provision (benefit) from income taxes          414            (1,634)
                                          ---------         ---------

Net income (loss)                         $    910          $ (4,212)
                                          =========         =========

Net income (loss) per share of common
  stock, primary and fully diluted        $   0.02          $  (0.22)
                                          =========         =========

Weighted average number of
  common shares outstanding:            27,421,143        18,722,259




   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                     For the three months
                                                       ended March 31,
                                                    1997              1996
                                                    ----              ----
Cash flows from operating activities:            $ 3,164          $ 11,781
                                                 --------         ---------

Cash flows from investing activities:
   Redemption of marketable securities               467             7,527
   Purchases of intangible assets                    ---               (40)
   Purchases of fixed assets                         (92)              (78)
   Collection of notes receiveable                 1,424               ---
   Impact of discontinued operations                   0                 2
                                                 --------         ---------
       Net cash provided by (used in)
          investing activities                     1,799             7,411
                                                 --------          --------

Cash flows from financing activities:
   Payments on notes payable and
     long term debt                               (4,655)           (8,280)
   Net proceeds from issuance of
     common stock                                    288              (217)
   5% Preferred stock dividends paid                (920)              ---
   Impact of discontinued operations                   0               355
                                                  -------           -------
       Net cash used in
          financing activities                    (5,287)           (8,142)
                                                  -------           -------

Exchange rate changes on cash and
   cash equivalents                                  (35)               (8)
                                                  -------           -------

Change in cash and cash equivalents                 (359)           11,042
Beginning cash and cash equivalents               87,125            16,357
                                                  -------           -------

Ending cash and cash equivalents                 $86,766           $27,399
                                                  =======           =======

Supplemental cash flow information:
   Interest paid                                    $862               $62
   Income taxes paid                                   7               ---








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
                              =======

3.   Net Income Per Common Share
     ---------------------------

Net income per common share was determined by dividing net income, as adjusted below, by applicable shares outstanding.

                                               March 31,
                                     ----------------------------
                                            1997             1996
                                            ----             ----
          Net income as reported       $     910       $  (4,212)
          EPS Adjustment for
            Preferred dividends             (309)             ---
                                       ----------       ---------
          Per share net income
            for EPS calculation        $      601      $  (4,212)
                                       ==========      ==========

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

Research and Development
------------------------
Research and Development expenses increased $0.7 million to $1.8 million during the three months ended March 31, 1997 as compared to the comparable prior year period. This increase is due to a reduced level of expenditure required to support the Company's development program for AGRYLIN which was recently approved, offset by an increase due to start-up of the Phase IV midodrine trials and the cost of purchased research and development for Sampatrilat.

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

Liquidity and Capital Resources
-------------------------------

Operating activities provided $3.2 million in cash. The primary components of cash provided by operating activities were a $6.4 million decrease in accounts receivable and the net income of $0.9 million, which includes $1.8 million of non-cash charges, and increased working capital requirements of $5.9 million.

Investing activities provided $1.8 million, comprised primarily of $0.4 million in marketable securities redemptions and $1.4 million in collections of notes receivable.

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



Date:         3/5/97               /s/    Peter M. Rogalin
      ----------------------       ---------------------------
                                   Peter M. Rogalin
                                   Vice President and Treasurer



Date:         3/5/97               /s/    Peter M. Rogalin
      ----------------------       ---------------------------
                                   Peter M. Rogalin
                                   Chief Accounting Officer