Form 10-K
period 1997-12-31
ROBERTS PHARMACEUTICAL CORP
filed 1998-03-31
CIK 853022

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10432
------------------------------

                       ROBERTS PHARMACEUTICAL CORPORATION
                   -----------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                      22-2429994
---------------------------------              ----------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


     Meridian Center II
    4 Industrial Way West
   Eatontown, New Jersey                                  07724
---------------------------------              ----------------------------
   (Address of principal                               (Zip Code)
   executive offices)
                         Registrant's telephone number,
                      including area code:  (732) 389-1182

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
Title of each class                            on which registered
-------------------                           ---------------------

Common Stock, $.01 par value per share        American Stock Exchange

Rights                                        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None
-----------------------------------------------------------------------------
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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the common stock, $.01 par value per share (the "Common Stock"), of the Registrant held by non-affiliates of the Registrant, as determined by reference to the last sale price of the Common Stock as reported by the American Stock Exchange as of March 20, 1998 was $322,924,104.

          As of March 20, 1998, the number of outstanding shares of Common Stock was 30,662,475.

          Documents incorporated by      Part of Form 10-K into which
          reference into this report     document is incorporated
          --------------------------     ----------------------------

          Proxy Statement for the                Part III
          Annual Meeting of Shareholders
          to be held in May 1998.

FORWARD LOOKING STATEMENTS

          Certain statements included in (i) Item 1(c) Description of Business with respect to the Registrant's development of its proprietary pipeline products and with respect to the Registrant's newly acquired manufacturing and distribution facilities and with respect to certain discontinued operations of the Registrant; (ii) Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations; and (iii) certain of the notes to the Registrant's consolidated financial statements included on pages F-7, F-8, F-13, F-14, F-17, F-19, F-21 and F-22 herein, are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The Registrant cautions readers that forward looking statements, including, without limitation, those relating to the Registrant's future business prospects, revenues, cost of sales, intangible dispositions and write-offs, continuing operations and discontinued operations, and liquidity and capital resources, are subject to certain risks and uncertainties, including, without limitation, the ability of the Registrant to secure regulatory approval in the United States and in foreign jurisdictions for the Registrant's developmental pipeline drugs, the efforts of the Registrant's competitors and the introduction of rival pharmaceutical products which may prove to be more effective than the Registrant's products, general market conditions, the availability of capital, and the uncertainty over the future direction of the healthcare industry, that could cause actual results to differ materially from those indicated in the forward looking statements.

                                     PART I
ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

          Roberts Pharmaceutical Corporation (the "Company") is an international pharmaceutical company which licenses, acquires, develops and commercializes post-discovery drugs in selected therapeutic categories. The Company was incorporated under the laws of the State of New Jersey in 1982 and commenced operations in 1983. In 1988, its name was changed to Roberts Pharmaceutical Corporation from VRG International, Inc. The Company's executive offices are located at Meridian Center II, 4 Industrial Way West, Eatontown, New Jersey 07724, and its telephone number is (732) 389-1182. As used herein, the term the "Company" refers to Roberts Pharmaceutical Corporation and its subsidiaries unless the context indicates otherwise.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          Substantially all revenues, operating profits or losses and assets of the Company are attributable to one line of business, the acquisition, development and sale of pharmaceutical products, primarily prescription pharmaceutical products.

(c)  DESCRIPTION OF BUSINESS

          The Company was founded to take advantage of the large and growing opportunity to license, acquire, develop and commercialize post-discovery drugs in selected therapeutic categories. The Company has organized its drug development, acquisition and marketing activities to focus on late-stage development drugs in Phase II or Phase III clinical trials and currently marketed prescription pharmaceutical products which (i) do not meet the strategic objectives or profit thresholds of larger pharmaceutical companies or
(ii) are made available by government agencies and research institutions. The therapeutic categories targeted by the Company are Cardiovascular, Gynecology/Endocrinology, Urology, Oncology, Hematology and Gastroenterology.

          The Company has a broad product portfolio including PROAMATINE(R) and AGRYLIN/TM/, which are the Company's first proprietary drugs approved by the U.S. Food and Drug Administration (the "FDA"). See "Approved Pipeline Products." In addition, the Company has a number of other proprietary late-stage development products in the Company's pipeline. See "Late-Stage Development Products."

          During 1997, the Company continued the efforts commenced in 1995 and 1996 which were designed to concentrate the Company's business operations in its core business of licensing, acquiring, developing and selling prescription pharmaceuticals. The Company has since completed the sale of the core of its nonprescription pharmaceuticals and has essentially completed the sale of its home care and medical products divisions ("Homecare"). See "Nonprescription Pharmaceutical Products," "Prescription Pharmaceutical Products" and "Homecare." Further, in March 1996, the Company announced its decision to discontinue and divest the Company's clinical research business operations. The Company is in the final stages of completing the sale of its contract clinical research operations. See "Contract Clinical Research."

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

          The FDA approved PROAMATINE pursuant to its accelerated approval process for new drugs for serious or life threatening illnesses. There are no other FDA approved treatments available for orthostatic hypotension. Other current therapies used to treat the condition are associated with significant adverse side effects such as potassium reduction, fluid retention and cardiac and central nervous system disorders. The Company is conducting post-approval and post-launch (Phase IV) studies of PROAMATINE as required as part of the FDA approval. PROAMATINE is in Phase II trials for stress urinary incontinence. See "Late Stage Development Products -Therapeutic Category - Urology."

          PROAMATINE for orthostatic hypotension has been designated by the FDA as an "Orphan Drug" under the Orphan Drug Act of 1983 (the "Orphan Drug Act"), which provides the Company with a seven year period of market exclusivity in the United States from the date of the FDA approval. See "Government Regulation."

          In 1990, the Company was granted approval by the Irish National Drugs Advisory Board to market PROAMATINE for use in the treatment of orthostatic hypotension in Ireland, where the drug is sold under the name MIDON(R). In 1991, the Company obtained regulatory approval for the sale in Canada of PROAMATINE for use in the treatment of orthostatic hypotension, where the drug is sold under the name AMATINE(R). AMATINE is sold in Canada by the Company's licensee, Knoll Pharma Inc. ("Knoll") (formerly Boots Pharmaceuticals Ltd.). In December 1997, the Company filed an application in the United Kingdom for the approval to market PROAMATINE under the name MIDON(R) for the treatment of orthostatic hypotension.

          AGRYLIN(TM). In 1991, the Company obtained an exclusive worldwide license from Bristol-Myers Squibb to develop, market and sell AGRYLIN (anagrelide), which has been developed as an oral treatment for thrombocytosis, a blood disorder characterized by high blood platelet counts which could result in an abnormally high incidence of adverse blood clotting events, including heart attack and stroke. There is evidence that some patients with increased platelet counts have thrombosis or hemorrhage which can be treated successfully by lowering the platelet count. AGRYLIN is intended to inhibit excessive platelet production and reduce the morbidity and mortality of heart attack and stroke in thrombocytosis patients.

          In March 1997, the Company received notification from the FDA that the Company's NDA for AGRYLIN was approved. The Company commenced active marketing and sales activities with respect to AGRYLIN in the second quarter of 1997. There is no other FDA approved treatment available for thrombocytosis. Other current therapies used to reduce excessive platelet production have distinct disadvantages, such as leukemogenesis, leukopenia and anemia. Further, AGRYLIN has been designated by the FDA as an Orphan Drug. In December 1997, the Company filed an application with the FDA to expand the indications of AGRYLIN to include polycythemia vera.

          The Company has received approval of its New Drug Submission ("NDS") from the Health Protection Branch, Canada ("HPB") for the sale of AGRYLIN in the Canadian market, and has begun marketing the drug in Canada.

          AGRYLIN is currently in registration in Europe. AGRYLIN has been accepted by the European Community regulatory authorities as a "List B" product, which includes those products considered to be major therapeutic advances. The Company has filed a Product License Application with the European Medicines Evaluation Agency ("EMEA") according to the EMEA harmonization procedures for the approval of new drugs within the European Community. If approved by the EMEA, AGRYLIN would receive simultaneous approval throughout the European Community for sale in member countries. The Company also intends to pursue filing in other geographic locations such as Japan, Australasia and Latin America for the sale of AGRYLIN.

          PRESCRIPTION PHARMACEUTICAL PRODUCTS

          In addition to developing its proprietary pipeline products, the Company's principal objective is to concentrate its operations primarily on licensing, acquiring, developing, marketing and selling prescription pharmaceutical products. To enhance the Company's presence in its targeted therapeutic categories, the Company has acquired marketed prescription pharmaceutical products from various pharmaceutical companies. These product lines generate cash flow, which contributes partial financial support to the Company's drug development activities, and provides enhanced product sales opportunities for the Company's sales force. Further, the sale of prescription pharmaceutical products has enabled the Company to establish marketing channels in its targeted therapeutic categories which the Company uses to market PROAMATINE and AGRYLIN and expects to use to market its other late-stage development products if such products are approved for sale.

          Over the last five years, the Company has acquired the United States and/or foreign product rights for many prescription pharmaceutical products from various pharmaceutical manufacturers such as Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Glaxo Canada, Inc. ("Glaxo Canada"), Du Pont Merck Pharmaceutical Company ("Du Pont Merck"), Merck and Co., Inc. ("Merck"), G.D. Searle & Co. ("G.D. Searle"), SmithKline Beecham plc ("SmithKline Beecham") and Wyeth Laboratories, U.K. Certain of these products are: NOROXIN(R), an antibiotic used for the treatment of urinary tract infections; TIGAN(R), a drug used to control nausea and vomiting; EMINASE(R), a thrombolytic agent used in the treatment of acute myocardial infarction to dissolve blood clots obstructing coronary arteries; ETHMOZINE(R), NORPACE(R), TRANDATE(R), SALUTENSIN(R), SALURON(R) and NITRODISC, cardiovascular products; FLORINEF(R), for adrenocortical insufficiency; MAXOLON(R), a gastro-intestinal agent used for treatment of nausea and vomiting associated with cancer chemotherapy; MINTEC(R), a gastro-intestinal drug used for symptomatic relief of irritable bowel and spastic colon syndromes in adults; ESTRACE(R), a line of estrogen replacement therapy products used for symptomatic relief of menopausal symptoms and for the prevention of osteoporosis; and MEPTID(R) and LODINE(R), analgesic agents.

          As part of the Company's divestiture activities, the Company completed the sale of NORETHIN, an oral contraceptive, to G.D. Searle in December, 1997.

          NONPRESCRIPTION PHARMACEUTICAL PRODUCTS

          In order to facilitate the growth of the Company's business, the Company had always focused a part of its operations on the acquisition, marketing and sale of nonprescription pharmaceutical products. Some of the nonprescription pharmaceutical products acquired from various pharmaceutical companies and which are marketed by the Company are CHERACOL D(R) and CHERACOL PLUS(R), cough/cold products; COLACE(R), PERI-COLACE(R), SQUIBB(R) mineral oil, SQUIBB(R) Glycerin Suppositories and SQUIBB(R) Cod Liver Oil, used in the treatment of gastrointestinal disorders, and SLOW-MAG(R), a magnesium supplement.

          In August 1995, the Company identified the sale of nonprescription pharmaceuticals as a non-core business activity and made the decision to divest most of the products it had acquired.

The Company divested a substantial portion of its nonprescription products during 1996. The Company has retained and will continue to sell, and under the right circumstances may acquire, only certain well known, high volume nonprescription pharmaceutical products, such as COLACE, PERI-COLACE, and SLOW-MAG, that do not require significant promotional outlays to establish and maintain consumer brand recognition and the demand for which is not susceptible to uncontrollable seasonal factors.

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

          THERAPEUTIC CATEGORY - GASTROENTEROLOGY

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

          The other three Compounds are being developed to treat Functional Bowel Disorders ("FBD"), including irritable bowel syndrome and non-ulcerative dyspepsia. These Compounds could provide an alternative to current FBD therapies which include dietary changes, over-the-counter laxatives, antidiarrheals, prescription antispasmodics, gastroprokinetics, proton pump inhibitors, 5HT\3\ compounds and antacids.

          The Company has completed a Phase 1a study of LY315535. The compound is being developed for the treatment of irritable bowel syndrome and non-ulcer dyspepsia. The Phase 1a single rising dose study was conducted in human volunteers. The objectives of the placebo-controlled study were to 1) show safety across a range of doses and 2) establish a maximum tolerated dose. The study demonstrated a favorable safety profile with LY315535 being well-tolerated across a broad range of doses. Given the positive outcome of this study, the next stage of Phase I testing in humans is scheduled to commence in the near term.

          THERAPEUTIC CATEGORY - CARDIOVASCULAR

          In March 1997, the Company and Pfizer Inc. ("Pfizer") entered into a License Agreement pursuant to which the Company acquired from Pfizer worldwide rights to a compound in development called Sampatrilat. Sampatrilat, currently in phase II clinical trials, is intended to treat essential hypertension and congestive heart failure. The License Agreement grants the Company exclusive worldwide rights to develop, manufacture, market and sell Sampatrilat anywhere in the world.

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

          The Company has completed Phase III trials and is reviewing various alternatives for commercialization of this compound, including the outlicensing thereof. MAXIVENT has been approved for commercial sale in Italy and is currently being sold in that country under the tradename "ANSIMAR" by the Company's unaffiliated licensor, ABC.

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

          SOMAGARD also is being developed as a treatment for endometriosis. A number of Phase II clinical trials for this indication have been conducted. Endometriosis is a gynecologic abnormality which may result in pain, infertility and sexual and bowel dysfunction. Published reports of studies conducted by the National Institutes of Health indicate that SOMAGARD relieves pain and restores normal sexual and bowel function in women with this condition .

          THERAPEUTIC CATEGORY - HEMATOLOGY

          STANATE(TM). In 1994, the Company acquired the exclusive worldwide rights from The Rockefeller University to develop, manufacture, market and sell STANATE (stannsoporfin), which is being developed for the treatment of hyperbilirubinemia in neonates, a condition caused by an accumulation of excessive levels of bilirubin produced by the liver. Unless treated, hyperbilirubinemia can result in jaundice, brain damage and death.

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

          The most common treatment for hyperbilirubinemia in neonates involves phototherapy which requires exposure to a light source in order to stimulate the temporary excretion of bilirubin by the kidneys. Phototherapy is often not fully effective and requires many hours and sometimes several days of exposure to light with resulting maternal separation, extensive nursing supervision and related time-sensitive costs. In contrast, STANATE is administered by injection and clinical studies have shown that one dose is generally all that is necessary for treatment purposes. STANATE is currently in Phase II/III clinical trials .

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

          A joint venture from which Bayer obtained the rights to DIRAME had initially filed an NDA for DIRAME. Subsequent to such filing, the FDA required additional studies regarding the drug. The Company is now addressing the issues raised by the FDA and, in 1993, commenced long-term carcinogenicity studies on two species of laboratory animals and other clinical studies. The in-life phase of these studies has been completed and the results are currently under analysis. In order to complete its NDA filing the Company believes it must complete an additional Phase III clinical trial. The Company plans to commence such clinical trial during 1998.

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

          AGRYLIN Agreements.  In 1991, the Company entered into a license
          -------------------
agreement with Bristol-Myers Squibb pursuant to which the Company obtained exclusive worldwide rights to develop and market AGRYLIN. The Company is obliged to fund the continued development and registration of AGRYLIN, made a payment upon FDA approval and paid and will continue to pay royalties on sales of the drug.

          The Company entered into various distribution agreements with third parties for the distribution and sale of AGRYLIN in Norway, Sweden, Finland, Denmark, Iceland, Israel, Australia and New Zealand. AGRYLIN is not yet approved in these countries and, as part of the distribution agreement, the distributors are responsible for obtaining regulatory approval. If regulatory approval is obtained, the Company will supply finished goods to the distributors which will provide physical distribution along with marketing and sales support.

          MAXIVENT Agreements.  In 1984, the Company obtained an exclusive
          --------------------
license from ABC to develop and market MAXIVENT in the United States, Canada and Japan and, in 1989, obtained a nonexclusive license to develop and market the drug in the United Kingdom and Ireland. The exclusive license agreement requires the Company to develop the product and obtain the requisite FDA and other approvals. Each of the exclusive and nonexclusive license agreements requires the Company to purchase its requirements of the bulk drug substance from ABC. If the Company does not meet certain sales levels to be agreed upon, ABC may terminate the exclusive license agreement, appoint additional licensees in the United States, Canada and Japan or market the product directly or through third parties in the United Kingdom and Ireland.

          SOMAGARD License Agreement.  In 1988, the Company and the Salk
          ---------------------------
Institute entered into a license agreement pursuant to which the Company obtained certain rights to develop and market the product SOMAGARD in the United States and certain foreign markets, including the United Kingdom and Canada. Under the terms of the license agreement, the Company is required to pay royalties on sales of SOMAGARD in countries in which the Salk Institute has obtained patents.

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

          RADINYL Agreements.  In 1985, the United States government and the
          -------------------
Company entered into a license agreement pursuant to which the Company obtained certain rights to develop and market the product RADINYL. The license granted to the Company is exclusive for seven years from the date of the first commercial sale of the product and nonexclusive thereafter. The agreement pursuant to which the license has been granted requires the Company to pay certain patent maintenance fees and royalties to the United States government.

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

          License Agreements for TAZOFELONE and other Lilly Compounds. In 1996,
          ------------------------------------------------------------
the Company entered into four License Agreements with Lilly pursuant to which the Company acquired the exclusive rights to develop, manufacture, market and sell Tazofelone and the Compounds LY246736 and LY353433 anywhere in the world and the Compound LY315535 in the United States and its territories, Canada and Mexico. The term of each of the License Agreements shall be the later of either
(i) the life of the last to expire of the patents covering a Compound or (ii) fifteen years. Under the terms of each of the License Agreements, the Company paid Lilly a signing fee and is obligated to make certain milestone payments to Lilly as well as pay Lilly certain royalties based on the sales of any products resulting from the Compounds.

          SAMPATRILAT License Agreement.  In March, 1997, the Company entered
          ------------------------------
into a License Agreement with Pfizer pursuant to which the Company acquired the exclusive rights to develop, manufacture, market and sell Sampatrilat anywhere in the world. The term of the License Agreement shall be the earlier of the expiration of the last to expire of the patents covering Sampatrilat or fifteen years from the date of first commercial sale of a product containing Sampatrilat. Under the terms of the License Agreement, the Company paid Pfizer a signing fee and is obligated to make certain milestone payments as well as pay Pfizer certain royalties based on the sale of products containing Sampatrilat. Pfizer has retained the right under certain circumstances should the Company's sales of Sampatrilat dosage forms equal or exceed a certain percentage of the worldwide sales of pharmaceuticals sold for the treatment of hypertension in humans, to convert the Company's license to a non-exclusive license upon the making of certain payments to the Company.

          MARKETING

          In the United States, the Company markets and sells its products primarily through its own sales force and through a network of brokers and distributors. The Company has positioned its sales operation to impact selected physician specialties and major buying and decision making entities, such as managed care organizations and large retail and mass merchandise operations. With the growing trend in the United States of providing health care through some form of managed care program, the Company has stepped-up its selling efforts of prescription products to such managed healthcare organizations. In an effort to increase its sales to managed healthcare organizations, the Company has employed national account managers to focus efforts on this growing market. Various marketing, promotion, sales and training programs have been initiated to improve the Company's penetration of the managed healthcare market and increase product sales to managed healthcare organizations.

          MANUFACTURING

          From its inception, the Company's initial strategy was to outsource its manufacturing and packaging functions in order to enable the Company to grow without requiring large capital outlays to produce and package its products. In that regard, the Company has engaged contractors, primarily large pharmaceutical companies, to convert active ingredients into finished drug products. In most instances where the Company has acquired the rights to approved products from other pharmaceutical companies, the seller or licensor has agreed to manufacture the Company's requirements of the products for a specified period of time. The manufacturing activities conducted by third parties for the Company have consisted of the receipt and storage of materials, purification, production, packaging and labeling. The Company maintains a manufacturing department which is responsible for (i) monitoring the manufacturing operations of its contractors, (ii) inventory control, and (iii) quality control. The Company's manufacturing department maintains a quality control and quality assurance program, including a set of standard operating procedures, designed to assure that the Company's products are manufactured in accordance with Good Manufacturing Practices standards ("GMP") and other applicable domestic and foreign regulations.

          The Company has determined that it will take control of a major portion of its manufacturing activities and seek to achieve certain cost efficiencies. In July, 1997, the Company concluded the purchase from Monsanto Canada, Inc. of a 100,000 square foot pharmaceutical manufacturing facility previously operated by Monsanto's Searle Division ("Searle") located in Oakville, Ontario, Canada. The facility is approved by both the FDA and HPB. In addition to manufacturing and processing capabilities, the facility includes laboratory, warehouse and administrative space. The Company has begun transferring certain product packaging from third parties to this facility, and should realize certain benefits, including, without limitation, lower production costs and more flexibility in determining appropriate inventory levels for the Company's products when it begins to transfer the manufacturing of certain products to this facility upon appropriate regulatory approval. In addition, the Company utilized the available office space in Oakville by relocating the operations of its subsidiary, Roberts Pharmaceutical Canada, Inc., to the Oakville facility. The Company's ability to transfer the production of certain of its products to the Oakville facility will be, in certain cases, dependent on the duration of its current agreements with suppliers, and the ability to obtain regulatory approvals to transfer the manufacture of these products to Oakville.

          The Company is currently in the process of refitting the Oakville plant in order to accommodate the manufacture of as many of the Company's products as possible. In addition, the Company will explore the possibility of using the Oakville facility to engage in contract manufacturing for other pharmaceutical companies.

          DISTRIBUTION

          In October 1997, the Company completed the acquisition of an approximately 70,000 square foot distribution facility located in a suburb of Chicago. The Company anticipates that it will begin distributing its products from this facility in the second quarter, 1998. The Company anticipates that its distribution costs will decrease as a result of the acquisition of its own distribution facility.

          HOMECARE

          In August 1995, the Company announced its decision to discontinue and divest certain non-core, nonpharmaceutical business activities, including the operations of Homecare, which were no longer compatible with the Company's objective of growing and developing a pharmaceutical company with a primary focus on the sale of prescription drugs. Through Homecare, the Company distributed high value prescription injectable and biotechnology pharmaceutical products for physician office use and provided medical and other health oriented therapies in home and outpatient settings. While Homecare's businesses had a role in the initial stages of the Company's growth and development, those businesses never represented a significant portion of the Company's consolidated revenue or earnings. The Company has completely divested the Homecare operations located in New Jersey, North Carolina and South Carolina. The entity which purchased the New Jersey operations has also executed an agreement with the Company to purchase Homecare's New York operations. The final consummation of such agreement is pending as the purchasers seek state regulatory approval to finalize the transaction. See "Notes to Consolidated Financial Statements - Note 14."

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

          Consistent with the Company's decision in 1995 to discontinue and divest certain of its non-core, nonpharmaceutical businesses, the Company announced, in March 1996, its intentions to discontinue and divest the business operations of VRG. Contract clinical research generally has proven to have lower profit margins than the sale of prescription pharmaceuticals, and the Company believes that, in the future, contract clinical research has lower growth prospects for it than the sale of prescription pharmaceuticals. In January, 1998, the Company signed a Letter of Intent to sell VRG's operations subject to the execution of a definitive acquisition agreement and the successful completion of due diligence by the purchaser. To date, the Company and the purchaser are negotiating the terms of said definitive acquisition agreement and the transaction is expected to close within the month of April, 1998. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements - Note 14."

          PATENTS AND PROPRIETARY RIGHTS

          The Company considers the protection of discoveries in connection with its development activities important to its business. To date, the Company has acquired certain patents in connection with the acquisition of certain products and has filed applications for patents covering new processes for manufacturing anagrelide, the active ingredient in AGRYLIN. Additionally, rights to patented technology have been licensed to the Company. The late-stage products being developed by the Company which are afforded patent protection are: AGRYLIN - patents issued 1982 and applications filed in 1996; RADINYL - patent issued 1983; STANATE -patents issued 1987, 1988, 1992 and 1993. Also, regarding the Compounds acquired from Lilly, certain patents have been issued in the United States and several other countries with respect to Tazofelone and the Compound designated LY246736. In addition, there are other domestic or foreign patent applications pending for all of the Compounds. Patents have been issued with respect to the compound Sampatrilat, licensed from Pfizer. Certain of the Company's products may be afforded protection under laws which provide market exclusivity for Orphan Drugs and drugs which include a new active ingredient. See "Government Regulation."

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

          Drug marketing exclusivity protection is granted through the Orphan Drug Act of 1983 (the "Orphan Drug Act") and the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Waxman Hatch Act"). The Orphan Drug Act entitles a company to market exclusivity in the United States for a period of seven years from the date of FDA approval for drugs which, among other criteria, are intended to treat a patient population of less than 200,000. PROAMATINE for idiopathic orthostatic hypotension and AGRYLIN for thrombocythemia have been granted Orphan Drug status by the FDA. Certain provisions of the Waxman-Hatch Act grant market exclusivity in the United States for a period of five years from the date of FDA approval for drugs containing a new active ingredient. Based upon its review of industry and government data, the Company believes that DIRAME may qualify for this protection.

          The manufacturing processes of the Company and its contractors and licensors are subject to regulation, including the need to comply with Good Manufacturing Practices. These same regulations will apply to the Company with respect to the Oakville, Ontario manufacturing facility which it has purchased from Searle. See "Manufacturing." The Company's business is also subject to regulation under the Occupational Safety and Health Act, the

Environmental Protection Act, the Toxic Substances Control Act, the Drug Enforcement Act, the Resource Conservation and Recovery Act, the Pharmaceutical Marketing Act of 1988 and other current and potential future federal, state or local regulations.

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

          EMPLOYEES

          As of March 20, 1998, the Company had 498 employees, including 5 officers, 81 persons engaged in research and development activities and 215 persons engaged in marketing and sales activities. In addition to its full-time staff, the Company engages medical doctors and other professional personnel on a consultancy basis and, from time to time, consultants and others on a per diem or hourly basis. The Company believes its relations with its employees are satisfactory.

          FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

          Financial Information about Foreign and Domestic Operations is presented in Note 13 to the Company's financial statements. See "Notes to Consolidated Financial Statements - Note 13."

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

          The Company has purchased a 100,000 square foot manufacturing facility located in Oakville, Ontario, Canada. The Company has purchased an approximately 70,000 square foot distribution center located in Buffalo Grove, Illinois, a suburb of Chicago. See "Item 1 Business - Manufacturing; Distribution."

          The Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., occupies 3,800 square feet of leased office space in the Surrey Research Park in Guildford, Surrey, England, approximately 30 miles south of London. The monthly rental for these offices is approximately 6,500 British pounds.

          The Company also leases office space in several other locations in the United States.

ITEM 3.  LEGAL PROCEEDINGS

          On April 10, 1995, a shareholders' class action suit was instituted in the United States District Court for the District of New Jersey against the Company and certain of its officers and a former officer by Grace Cowitt ("Cowitt") on behalf of all persons who purchased shares of the Company's Common stock between November 7, 1994 and March 22, 1995. The complaint asserted claims against the Company and certain of its officers and a former officer for violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to press releases and filings with the Securities and Exchange Commission and certain public statements allegedly made by the Company and certain of its officers and a former officer relating to the Company's business. The plaintiff sought to recover damages in an unspecified amount. On June 26, 1995, a similar shareholders' class action suit was instituted in the United States District Court for the District of New Jersey against the Company and certain of its officers and a former officer by Dieter Zander ("Zander") on behalf of all persons who purchased shares of the Company's Common Stock between November 7, 1994 and May 31, 1995. This suit was voluntarily dismissed by Zander in October 1995. In August 1995, a consolidated complaint was filed in which the plaintiff, Cowitt, extended the proposed class period from March 22, 1995 through May 31, 1995. The Company fully and finally settled this matter in January of 1998. See "Notes to Consolidated Fiancial Statements - Note 11."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter ended December 31, 1997, no matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company as of March 20, 1998 are listed below, and brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information which follows the table.

          The executive officers of the Company are as follows:


NAME                                            AGE               POSITION
------------------------------------------------------------------------------------------
ROBERT A. VUKOVICH, Ph.D.                       54               Chairman of the Board

JOHN T. SPITZNAGEL                              56               President and
                                                                    Chief Executive Officer

ROBERT W. LOY                                   60               Executive Vice President

PETER M. ROGALIN                                55               Vice President, Treasurer
                                                                    and Chief Financial
                                                                    Officer

ANTHONY A. RASCIO, ESQ.                         55               Vice President, Secretary
                                                                    and General Counsel



          Robert A. Vukovich, Ph.D. served as Chairman of the Board and President of the Company from its inception in 1983 until September of 1997 when he announced that he would forego his day-to-day activities as President to concentrate on the Company's long-term strategic business and product development programs. Dr. Vukovich continues to serve as Chairman of the Board. From 1979 to 1983, he served as Director of the Division of Developmental Therapeutics for Revlon Health Care Group. From 1970 to 1974, Dr. Vukovich was employed in various capacities by the Squibb Institute and served as Director of Clinical Pharmacology for that organization from 1974 to 1979. Prior to 1970, Dr. Vukovich was a clinical research scientist for The Warner Lambert Research Institute. Dr. Vukovich is a graduate of Jefferson Medical College, Philadelphia, Pennsylvania, with training in pharmacology and pathology.

          John T. Spitznagel has served as President and Chief Executive Officer since September, 1997 when the Board of Directors elected him to such office in connection with Dr. Vukovich's decision to forego his duties as President of the Company. Mr. Spitznagel served as Executive Vice President - Worldwide Sales and Marketing from March 1996 to September 1997 and he has also been a Director of the Company since July 1996. Mr. Spitznagel served as President of Reed and Carnrick Pharmaceuticals from September 1990 through July 1995. In 1989 and 1990, Mr. Spitznagel served as Chief Executive Officer of BioCryst Pharmaceuticals, Inc. From 1979 through 1989, Mr. Spitznagel held various positions with Wyeth-

Ayerst Laboratories, advancing from Marketing Director to Senior Vice President of Marketing and Sales. Mr. Spitznagel was employed by Roche Laboratories from 1971 through 1979 and by Warner-Chilcott Laboratories from 1966 through 1971 in various sales, marketing and management positions. Mr. Spitznagel received his undergraduate degree from Rider University and an M.B.A. from Fairleigh Dickinson University.

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

COMMON STOCK

          The Company's Common Stock is traded on the American Stock Exchange and was held by approximately 900 shareholders of record as of March 20, 1998.

          The following table sets forth, for the periods indicated, the high and low last sale prices for the Company's Common Stock, as reported on the NASDAQ National Market System in 1996 and from January 1, 1997 through May 21, 1997 and as reported by the American Stock Exchange from May 22, 1997 through December 31, 1997.


                                     High      Low
                                     ----      ---

     YEAR ENDED DECEMBER 31, 1996

       First Quarter                 $24        $18 5/8
       Second Quarter                $21 7/8    $17 7/8
       Third Quarter                 $20 3/4    $15 5/16
       Fourth Quarter                $18 1/8    $11

     YEAR ENDED DECEMBER 31, 1997

       First Quarter                 $15        $11
       Second Quarter                $13        $10 7/8
       Third Quarter                 $13        $ 9 7/16
       Fourth Quarter                $11 7/8    $ 9

          The Company has not paid any cash dividends on its Common Stock in the past, and it is unlikely that the Company will pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected consolidated financial data for the Company for each of the five fiscal years in the period ended December 31, 1997 are derived from financial statements that have been audited and reported upon by Coopers & Lybrand L.L.P., independent accountants for the Company. This data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

Operating Statement Data:


                                              Years Ended December 31,
--------------------------------------------------------------------------------
                            1993       1994        1995       1996       1997
                            ----       ----        ----       ----       ----
                                (in thousands, except per share data)

Total Revenue            $57,561     $89,020    $113,427    $98,111   $122,508

Operating Income (Loss)
 from Continuing
 Operations                7,850      25,802       6,873     (50,195)/1/  (762)


Net (Loss) Income from
 Continuing Operations     6,415      20,618       2,703     (34,275)    2,517

Net Income (Loss) from
 Discontinued Operations     813      (1,206)    (27,045)        556       ---

Net Income (Loss)          7,228      19,412     (24,342)    (33,719)    2,517

Earnings (Loss) Per
 Share of Common Stock
 from Continuing
 Operations - Diluted        .41        1.10         .15       (2.47)/2/   .06

Earnings (Loss) Per Share
 of Common Stock
 from Discontinued
 Operations - Diluted        .05        (.06)      (1.45)        .03       ---

Earnings (Loss) Per Share
 of Common Stock - Diluted   .46        1.04       (1.30)      (2.44)      .06

Average Number of
 Common Shares - Diluted
 Outstanding              15,590      18,708      18,623      19,133    29,497

/1/  Intangible Dispositions and Write-Offs.  During the fourth quarter of 1996,
     ---------------------------------------
     the Company completed the sale of the majority of its non-core nonprescription products along with the NUCOFED and QUIBRON brands in two independent sales transactions. These sales, net of proceeds, resulted in a one time, non-cash write off of $11.9 million, which amounted to $7.6 million net of taxes. Also, during the fourth quarter of 1996, the Company expensed certain purchased development products and recorded an impairment loss of long-lived intangible assets totalling $25.4 million, which amounted to $17.8 million net of taxes.

     Operating income and net loss were negatively affected by the purchase of development products and the sale and write down of the intangible assets in the amounts of $37.3 million for operating income and $25.4 million for net loss. In the event that these transactions had not occurred, the operating loss would have been $12.9 million and net loss would have been $8.3 million.

/2/ Pursuant to a position taken by the SEC staff (the "Staff"), effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market, the Company recorded a charge for Earnings Per Share purposes of $.61 per share. This charge to Earnings Per Share is consistent with the Staff's position that the 10% discount available to holders of the Company's 5% Convertible Preferred Stock ("5% Preferred

     Stock") should be amortized between the issuance date and the first date that conversion could occur.

     To clarify the adjustments indicated above, a reconciliation of Earnings Per Share for the twelve months ended December 31, 1996 is composed of the following elements:

Net (loss) from continuing operations before the
    consideration of purchased research and development,
       write-off and the sale of intangible assets, the
       recognition of the discount upon the
    issuance of 5% Preferred Stock or preferred dividends            $ (.47)
  Purchased research and development and the write-off
       and sale of intangible assets                                  (1.33)
  5% Preferred Stock dividends                                 (.06)
  Issuance of 5% Preferred Stock at a 10% discount to
       market                                                  (.61)   (.67)
                                                             ------- -------
  Net (loss) from continuing operations                               (2.47)
  Income from discontinued operations                                   .03
                                                                     -------
(Loss) attributable to common stock                                  $(2.44)
                                                                     =======




Balance Sheet Data:
                                        As of December 31
-------------------------------------------------------------------------
                           1993      1994      1995      1996      1997
                         --------  --------  --------  --------  --------
                                          (in thousands)

Total Assets             $343,103  $336,192  $340,290  $372,225  $367,855

Long-Term Debt and
 Redeemable Preferred
 Stock                     45,668    22,411    16,183    10,639    10,327

Shareholders' Equity      238,999   259,129   235,467   309,759   317,303

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1997

          Corporate Revenues.  For the year ended December 31, 1997, total
          -------------------
revenue increased $24.4 million from $98.1 to $122.5 million. This increase was the result of an increase in product sales.

          Product Sales.  For the year ended December 31, 1997, product sales
          --------------
increased $23.5 million from $98.1 to $121.6 million. This increase is primarily the result of sales in the United States of AGRYLIN and PROAMATINE. AGRYLIN was launched in the first quarter of 1997 and PROAMATINE was launched in the fourth quarter of 1996. The COLACE line also contributed significant increases.

          For the year ended December 31, 1997, sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $5.5 million from $12.0 million to $17.5 million. Increased sales of LODINE, launched in the fourth quarter of 1996, are the primary reason for this increase. Product sales of the Company's Canadian subsidiary, Roberts Pharmaceutical Canada, Inc., increased $0.8 million from $11.7 million to $12.5 million.

          Cost of Sales.  For the year ended December 31, 1997, cost of sales
          --------------
amounted to 42% of product sales as compared to 51% in 1996. This decrease in cost of sales percentage and corresponding increase in gross profit percentage is primarily the result of the addition of AGRYLIN to the product mix. AGRYLIN has a higher gross profit percentage as it is a product the development of which was completed internally.

          Research and Development.  Research and development expenses increased
          -------------------------
$5.7 million from $7.4 million in 1996 to $13.1 million in 1997. Approximately $1.6 million of this increase is due to the purchase of development-stage products where the cost of acquisition is charged immediately to research and development expense. Other reasons for the increase include a post-launch study for PROAMATINE, the continued development of DIRAME, STANATE and the purchased compounds, and increases in registration and user fees. The Company anticipates research and development expenses will continue to increase in 1998 due to potential purchases of development-stage drugs and the development of current compounds.

          Marketing and Administrative Expenses.  Marketing and administrative
          --------------------------------------
expenses increased $1.5 million from $57.2 million in 1996 to $58.7 million in 1997. Marketing expenses increased $0.5 million primarily as a result of increased sampling, market research, the introduction of AGRLYIN, and fleet expenses offset by decreases in outside services and travel and meetings. Administrative expenses increased $1.0 million during 1997 as compared to 1996 in large part due to increases in salaries and benefits offset by decreases in legal and accounting fees related to the shareholders' class action lawsuit which was fully and finally settled in January 1998 and the annual audit.

          Interest Income and Expense.  For the year ended December 31, 1997,
          ----------------------------
interest income increased $2.3 million from $2.9 million to $5.2 million as the result of an increased cash balance due to the private placements that were completed during 1996. Interest expense decreased from $1.8 million in 1996 to $0.8 million in 1997 as a result of a decrease in long-term debt related to product acquisitions.

          Income Taxes.  For the year ended December 31, 1997, income taxes from
          -------------
continuing operations increased $13.5 million from a benefit of $14.6 million to a benefit of $1.1 million, primarily as a result of improved 1997 operations versus 1996 and a 1996 write off and disposition of certain intangible assets. The Company's effective tax benefit of 77% was higher than the normal statutory rate primarily as a result of the elimination of certain reserves for taxes due to the closure of years 1991 through 1993 after an IRS audit.

          The Company has recorded net deferred tax assets of approximately $17.3 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization is not assured, management believes it is more likely than not that the deferred tax assets for which a valuation allowance has not been provided will be realized.

          Discontinued Operations.  See "Notes to Consolidated Financial
          ------------------------
Statements - Note 14" for a discussion of discontinued operations.

YEARS ENDED DECEMBER 31, 1995 AND 1996

          Corporate Revenues.  For the year ended December 31, 1996, total
          -------------------
revenue decreased $15.3 million from $113.4 to $98.1 million. This decrease was the result of a decrease in product sales.

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

          Cost of Sales.  For the year ended December 31, 1996, cost of sales
          --------------
amounted to 51% of product sales as compared to 47% in 1995. This increase in cost of sales percentage and corresponding decrease in gross profit percentage is primarily the result of an increase in inventory obsolescence resulting from the decrease in demand for certain products for which inventory production schedules had been previously agreed with third party suppliers. Cost of sales continues to be impacted by sales of NOROXIN, a lower gross profit margin product, in the Company's product mix.

          Research and Development.  Research and development expenses increased
          -------------------------
from $6.1 million in 1995 to $7.4 million in 1996, an increase of 21.3%. (See "Notes to Consolidated Financial Statements - Note 1"). This increase results from expenditures in the development of the Company's two recently approved products, AGRYLIN and PROAMATINE and purchases of certain development products.

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

          Intangible Dispositions and Write-Offs.  During the fourth quarter of
          ---------------------------------------
1996, the Company completed the sale of the majority of its nonprescription products along with the NUCOFED and QUIBRON brands in two independent transactions. These sales, net of proceeds, resulted in a one time, non-cash write off of $11.9 million, which amounted to $7.6 million net of taxes. Also, during the fourth quarter of 1996, the Company expensed certain purchased development products and recorded an impairment loss of long-lived intangible assets totalling $25.4 million, which amounted to $17.8 million net of taxes. If the estimate of undiscounted cash flows to be generated by the remaining intangible assets decreases in the future, an additional write-down of those assets may be required.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

          For the year ended December 31, 1997, operating cash inflows amounted to $3.6 million as a result of the Company's net income enhanced by reductions in accounts receivable and non-cash charges, primarily depreciation and amortization, and offset by changes in accounts payable, other current liabilities and inventory. As of December 31, 1997, the Company had cash, cash equivalents and marketable securities of $82.8 million. These balances are primarily attributable to the Common Stock Private Placement completed in July 1996 which resulted in net proceeds of approximately $9.9 million and the Preferred Stock Private Placement completed in August 1996 which provided approximately $98.8 million in net proceeds. For the year ended December 31, 1996, operating cash inflows amounted to $0.2 million as a result of the Company's net loss offset by non-cash charges, including intangible asset dispositions and write-offs. Cash inflows from operations amounted to $22.8 million in 1995.

          The Company's funding requirements will depend on a number of factors, including the Company's product development programs, product acquisitions, the level of resources required for the expansion of marketing capabilities, especially relating to the Company's two approved pipeline products, PROAMATINE and AGRYLIN, increased investment in accounts receivable and inventory which may arise from increased sales levels, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products, relationships with parties to collaborative agreements, the success of acquisition activities and the continuing revenues generated from sales of PROAMATINE and AGRYLIN.

          Existing cash and securities balances and cash generated from operations are expected to be sufficient to fund operating activities for the foreseeable future, as well as support near and long term debt obligations, capital improvements for the manufacturing facility and development of the existing pipeline compounds. Cash equivalents and marketable securities currently consist of immediately available money market fund balances and investment grade securities.

          Capital Expenditures.  Capital Expenditures in 1997 of approximately
          ---------------------
$12 million relate primarily to the purchase of the pharmaceutical manufacturing facility in Canada and the purchase of the distribution facility in the United States. The Company anticipates additional capital expenditures in 1998 of approximately $10 million for the purchase of certain manufacturing and computer equipment associated with manufacturing, distribution and marketing activities.

          Foreign Currency Fluctuations.  The Company has subsidiary operations
          ------------------------------
outside the United States. As a result, the Company is subject to fluctuations in subsidiary revenues and costs reported in United States dollars as a consequence of currency exchange rate fluctuations, especially rates for the British pound and Canadian dollar. Such fluctuations were not material in 1997, 1996 and 1995.

          Concentration of Credit Risk.  Financial instruments that potentially
          -----------------------------
expose the Company to concentrations of credit risk consist primarily of short term cash investments and trade accounts receivable. The Company places its temporary excess cash investments in short term money market instruments. At times, such investments may be in excess of the FDIC insurance limit. The Company markets its products primarily to wholesale drug distributors, retail pharmacies and physicians in the United Stated and abroad. The Company performs certain credit evaluation procedures and does not require collateral. Reserves are maintained for estimated credit losses.

          Inflation.  Although at reduced levels in recent years, inflation
          ----------
continues to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations has been minimal during the past three years.

New Accounting Pronouncements
-----------------------------

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

          Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise Related Information" (SFAS No. 131), establishes standards for the way that public business companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

          The adoption of these Statements will not have an impact on the Company's consolidated results of operation, financial position or cash flow.

YEAR 2000 CONVERSION
--------------------

          The Company has evaluated the impact of changes necessary to achieve a year 2000 date conversion. Software failures due to processing errors arising from calculations using the year 2000 date are a known risk. Major areas of potential impact have been identified and it is management's opinion that the software currently in use, or that which will be in use at the time, is year 2000 compliant. Therefore, the Company does not expect a material impact on future results due to conversion.

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

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information relating to directors of the Company required to be furnished pursuant to this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1998. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

          Information pertaining to executive compensation is incorporated herein by reference to the section entitled "Election of Directors -Executive Compensation" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Security Ownership of Management" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Any information relating to this item is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1998.

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.


                Reference is made to the Index of Financial Statements and Financial Statement Schedules hereinafter contained................................................. F-1

                3. EXHIBITS

                Reference is made to the Index of Exhibits
                hereinafter contained..................................... E-1

(b)             REPORTS ON FORM 8-K

                During the fourth quarter ended December 31, 1997, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

                Form 8-K (Item 5. Other Events), date of earliest event reported November 5, 1997 with respect to the appointment by the Company of Mr. Louis Berardi as Senior Vice President, New Business Development and Strategic Planning.

                Form 8-K (Item 5. Other Events), date of earliest event reported November 10, 1997 with respect to the completion by the Company of a Phase Ia clinical study with the compound, LY315535.

                Form 8-K (Item 5. Other Events), date of earliest event reported November 24, 1997 with respect to the approval by the Canadian regulatory authorities of the Company's application to market AGRYLIN in Canada.

                Form 8-K (Item 5. Other Events), date of earliest event reported December 17, 1997 with respect to the Company's acquisition of exclusive distribution rights to the product SLOW MAG(R).

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

                               ROBERTS PHARMACEUTICAL CORPORATION
                               ----------------------------------
                               (Registrant)


Date: March 31, 1998         By: /s/ John T. Spitznagel
                                 ---------------------------------
                                  John T. Spitznagel, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                        Title                        Date
---------                        -----                        ----

/s/ Robert A. Vukovich           Chairman                     March 31, 1998
-------------------------
ROBERT A. VUKOVICH


/s/ John T. Spitznagel           President and Director       March 31, 1998
-------------------------        (Principal Executive Officer)
JOHN T. SPITZNAGEL


/s/ Peter M. Rogalin             Vice President, Treasurer    March 31, 1998
-------------------------        & Director (Principal
PETER M. ROGALIN                 Financial and Accounting
                                 Officer)

/s/ Robert W. Loy                Director                     March 31, 1998
-------------------------

ROBERT W. LOY


/s/ Anthony A. Rascio            Director                     March 31, 1998
-------------------------
ANTHONY A. RASCIO


/s/ Digby W. Barrios             Director                     March 31, 1998
-------------------------
DIGBY W. BARRIOS


/s/ Zola P. Horovitz             Director                     March 31, 1998
-------------------------
ZOLA P. HOROVITZ


/s/ Joseph Noonburg              Director
-------------------------                                     March 31, 1998
JOSEPH NOONBURG


/s/ Marilyn Lloyd                Director                     March 31, 1998
-------------------------
MARILYN LLOYD

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       ROBERTS PHARMACEUTICAL CORPORATION



                                                           Page
                                                           ----

     Report of Independent Accountants                     F-2


     Consolidated Balance Sheets as of                     F-3
       December 31, 1995, 1996 and 1997


     Consolidated Statements of Operations for             F-4
       the years ended December 31, 1995, 1996 and 1997


     Consolidated Statements of Cash Flows for             F-5
       the years ended December 31, 1995, 1996 and 1997


     Consolidated Statements of Changes in Shareholders'   F-6
       Equity for the years ended December 31, 1995, 1996 and 1997


     Notes to Consolidated Financial Statements            F-7


     Schedules*


     Schedule II, Valuation and Qualifying Accounts        F-25

     ________________

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

Coopers                                     Coopers & Lybrand L.L.P.
&Lybrand                                    a professional services firm



                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors and Shareholders
Roberts Pharmaceutical Corporation:


We have audited the accompanying consolidated balance sheets of Roberts Pharmaceutical Corporation and Subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of operations, cash flows, changes in shareholders' equity for each of the three years in the period ended December 31, 1997 and the financial statement schedules on pages F-25 to F-27 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Pharmaceutical Corporation and Subsidiaries as of December 31, 1997, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.


Princeton, New Jersey
February 5, 1998

Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand (International)

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                       December 31,      December 31,       December 31,
 ASSETS                                                                        1995              1996               1997
                                                                     ---------------   ---------------    ---------------
 Current assets:
      Cash and cash equivalents                                            $ 16,357          $ 87,125           $ 42,950
      Marketable securities                                                  13,649             7,793             39,887
 Accounts and Notes Receivable:
      Trade, net                                                             26,318            30,791             24,730
      Shareholder                                                               600             - - -              - - -
      Other                                                                   - - -             2,889                225
 Inventory                                                                   20,785            16,665             19,826
 Deferred tax assets                                                         10,419             9,040              4,962
 Net assets held for sale                                                     4,300               500              3,760
 Other current assets                                                         1,342             2,124              1,647
                                                                     ---------------   ---------------    ---------------
                 Total current assets                                        93,770           156,927            137,987
 Fixed assets, net                                                           15,681            14,945             25,913
 Intangible assets                                                          230,681           183,579            190,724
 Notes receivable                                                             - - -             5,304                729
 Deferred tax asset                                                           - - -            11,216             12,332
 Other assets                                                                   158               254                170
                                                                     ---------------   ---------------    ---------------
                 Total assets                                             $ 340,290         $ 372,225          $ 367,855
                                                                     ===============   ===============    ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Current installments of long-term debt                               $ 34,809           $ 6,376            $ 8,037
      Accounts payable                                                       14,737            15,848             13,188
      Other current liabilities                                              32,236            29,258             18,756
                                                                     ---------------   ---------------    ---------------
                 Total current liabilities                                   81,782            51,482             39,981
 Long-term debt, excluding current installments                              16,183            10,639             10,327
 Deferred tax liabilities                                                     6,311             - - -              - - -
 Other liabilities                                                              547               345                244
 Committments and contingent liabilities (Note 9)                             - - -             - - -              - - -
 Shareholders' equity:
      Class B 5% Convertible Preferred stock, $.10 par
          value 10,000,000 shares authorized, 4,440,225
          issued, 2,721,030 and 475,654 outstanding                           - - -               272                 48
      Common stock, $.01 par value,
          100,000,000 shares authorized,
          18,536,590, 22,961,707 and
          29,536,647 outstanding                                                189               233                299
 Additional paid-in capital                                                 256,296           365,150            372,384
 Cumulative translation adjustments                                            (297)             (301)            (1,250)
 Retained earnings (deficit)                                                (20,484)          (55,358)           (53,941)
 Treasury stock, 387,594 shares of
     common stock, at cost                                                     (237)             (237)              (237)
                                                                     ---------------   ---------------    ---------------
                 Total shareholders' equity                                 235,467           309,759            317,303
                                                                     ---------------   ---------------    ---------------
                 Total liabilities and
                     shareholders' equity                                 $ 340,290         $ 372,225          $ 367,855
                                                                     ===============   ===============    ===============


  The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


 Years ended December 31,                                                        1995             1996                1997
                                                                        --------------   --------------       -------------
 Sales and revenue:
      Sales                                                                 $ 113,380         $ 98,075           $ 121,612
      Other revenue                                                                47               36                 896
                                                                        --------------   --------------       -------------
 Total sales and revenue                                                      113,427           98,111             122,508

 Operating costs and expenses:
      Cost of sales                                                            52,870           49,753              51,386
      Research & development                                                    6,108            7,408  (2)         13,146
      Marketing & administration                                               47,576           57,239              58,738
      Intangible write-offs and dispositions                                    - - -           33,906  (2)              -
                                                                        --------------   --------------       -------------
 Total operating costs & expenses                                             106,554          148,306             123,270
                                                                        --------------   --------------       -------------
 Operating income (loss)                                                        6,873          (50,195)               (762)
                                                                        --------------   --------------       -------------
 Other income (expense):
      Interest income                                                           2,050            2,907               5,212
      Interest expense                                                         (3,453)          (1,750)               (755)
      Other income (expense), net                                                  49              188              (2,279)
                                                                        --------------   --------------       -------------
 Total other income (expense)                                                  (1,354)           1,345               2,178
                                                                        --------------   --------------       -------------
 Income (loss) from continuing operations
     before income taxes                                                        5,519          (48,850)              1,416
 Benefit (Provision) for income taxes                                          (2,816)          14,575               1,101
                                                                        --------------   --------------       -------------
 Income (loss) from continuing operations                                       2,703          (34,275)              2,517
                                                                        --------------   --------------       -------------

 Discontinued operations:
      (Loss) from operations of
      discontinued divisions,
      net of tax benefits
      of $2,474, $0,  and $0, respectively                                     (4,547)           - - -               - - -
      Estimated (loss) income on disposal of divisions,
      net of tax benefits (provision)
      of $2,555, ($1,581), and $0 respectively                                (22,498)             556               - - -
                                                                        --------------   --------------
                                                                                                              -------------

 (Loss) income from discontinued operations                                   (27,045)             556                   -
                                                                        --------------   --------------       -------------

 Net (loss) income                                                          $ (24,342)       $ (33,719)            $ 2,517
                                                                        ==============   ==============       =============

 Per share of common stock, basic:
      Net income (loss) from continuing operations                          $    0.15        $   (2.47)(1)(2)       $ 0.06
      Net (loss) income from discontinued operations                            (1.46)            0.03                   -
                                                                        --------------   --------------       -------------
      Net (loss) income                                                     $   (1.31)       $   (2.44)(1)(2)       $ 0.06

 Per share of common stock, fully diluted:
      Net income (loss) from continuing operations                          $    0.15        $   (2.47)(1)(2)       $ 0.06
      Net (loss) income from discontinued operations                            (1.45)            0.03                   -
                                                                        --------------   --------------       -------------
      Net (loss) income                                                     $   (1.30)       $   (2.44)(1)(2)       $ 0.06

 Weighted average number of common shares outstanding:
      Basic                                                                18,536,590       19,132,863          29,414,440
     Diluted                                                               18,622,744       19,132,863          29,496,767

________________________

(1) Includes a $.61 per share charge pursuant to a position taken by the SEC staff, effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market. See Note 1.

(2) Includes a $1.33 per share charge for the sale and write-off of certain intangible assets and purchased research and development. See Note 4.





   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                1995             1996            1997
----------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
     Net income (loss)                                                     $ (24,342)       $ (33,719)        $ 2,517
     Adjustments to reconcile net income (loss)
         to net cash flows from operating activities:
         Depreciation and amortization                                         7,164            7,531           6,940
         Provision for losses on receivables                                     130            - - -             143
         Provision for product sales returns                                   7,669            6,041           5,994
         Provision for inventory obsolescence                                  - - -            4,611           1,941
         Write down of intangible assets                                       - - -           14,364           - - -
         Loss on sale of intangible assets                                     - - -            7,621           - - -
         Loss on abandonment of leasehold improvements                         - - -               71           - - -
         Loss on (income from) discontinued operations                        22,498             (556)          - - -
         Foreign currency (losses) gains                                         (31)             387           - - -
         Change in accounts receivable                                         1,187           (2,544)          6,572
         Change in other assets                                                1,144             (483)            (60)
         Change in inventory                                                  (1,819)            (627)         (5,436)
         Change in accounts payable and
             other liabilities                                                12,460           (3,337)        (14,430)
         Impact of discontinued operations                                    (3,298)          (2,582)           (629)
----------------------------------------------------------------------------------------------------------------------
             Total adjustments                                                47,104           30,497           1,035
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
         operating activities                                                 22,762           (3,222)          3,552
----------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
     (Investment in) redemption of marketable securities                      13,013            5,856         (32,094)
     Purchases of intangible assets                                           (1,552)          (4,762)         (9,058)
     Proceeds from sale of intangible assets                                   - - -            1,600           - - -
     Purchases of fixed assets                                                  (226)            (168)        (11,986)
     Collection on notes receivable                                            - - -            - - -           6,738
     Impact of discontinued operations                                          (243)           - - -           - - -
----------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by
         investing activities                                                 10,992            2,526         (46,400)
----------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
     Payments on notes payable and long
         term debt                                                           (28,061)         (36,773)         (6,588)
     Net proceeds from issuance of common stock                                  803            9,923           1,075
     Net proceeds from issuance of preferred stock                             - - -           99,247           6,000
     Cash dividends paid                                                       - - -             (476)         (1,629)
     Impact of discontinued operations                                            (7)            (397)          - - -
----------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing
         activities                                                          (27,265)          71,524          (1,142)
----------------------------------------------------------------------------------------------------------------------
     Effect of exchange rate changes on cash
         and cash equivalents                                                     49              (60)           (185)
----------------------------------------------------------------------------------------------------------------------
 Change in cash and cash equivalents                                           6,538           70,768         (44,175)
 Beginning cash and cash equivalents                                           9,819           16,357          87,125
----------------------------------------------------------------------------------------------------------------------
 Ending cash and cash equivalents                                           $ 16,357         $ 87,125        $ 42,950
----------------------------------------------------------------------------------------------------------------------

 Supplemental cash flow information:
     Interest paid                                                           $ 2,979          $ 2,396           $ 823
     Income taxes paid                                                           268              233              29
 Non cash activities:
     Present value of notes issued in
     connection with product acquisitions                                   $ 18,279            - - -         $ 7,250
     Notes received for sale of Pronetics
     subsidiaries and product rights                                           - - -          $ 8,193           - - -



   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                (In thousands)

                                                                                    Additional   Retained
                                  5% Preferred Stock          Common Stock          Paid-In      Earnings
                                  Shares       Amount      Shares       Amount      Capital      (Deficit)
                                ----------   ----------  -----------   ---------   ----------   ---------

 Balance,
   December 31, 1994                                     18,807,794       $ 188    $ 255,994     $ 3,858

 Issuance of common stock                                   116,390           1          302       - - -
 Cumulative translation
   adjustment                                                 - - -       - - -        - - -       - - -
 Year ended December 31, 1995
   net loss                                                   - - -       - - -        - - -     (24,342)
                                                         -----------   ---------   ----------   ---------

 Balance,
   December 31, 1995                                     18,924,184         189      256,296     (20,484)

 Issuance of preferred shares   4,200,000        $ 420        - - -       - - -       98,827       - - -
 Issuance of common stock           - - -        - - -      651,058           7        9,916       - - -
 Cumulative translation
   adjustment                       - - -        - - -        - - -       - - -        - - -       - - -
 Year ended December 31, 1996
   net loss                         - - -        - - -        - - -       - - -        - - -     (33,719)
 5% Preferred dividends             - - -        - - -        - - -       - - -        - - -      (1,155)
 5% Preferred stock converted
   to common stock              (1,478,970)       (148)   3,774,059          37          111       - - -
                                ----------   ----------  -----------   ---------   ----------   ---------

 Balance,
   December 31, 1996            2,721,030          272   23,349,301         233      365,150     (55,358)

 Issuance of preferred shares     240,225           25                                 5,976
 Issuance of common stock           - - -        - - -       97,245           1        1,074
 Cumulative translation
   adjustment                       - - -        - - -        - - -       - - -        - - -       - - -
 Year ended December 31, 1997
   net income                       - - -        - - -        - - -       - - -        - - -       2,517
 5% Preferred dividends             - - -        - - -        - - -       - - -        - - -      (1,100)
 5% Preferred stock converted
   to common stock              (2,485,601)       (249)   6,477,695          65          184       - - -
                                ----------   ----------  -----------   ---------   ----------   ---------

 Balance,
   December 31, 1997              475,654         $ 48   29,924,241       $ 299    $ 372,384    $ (53,941)
                                ==========   ==========  ===========   =========   ==========   =========

                                  Cumulative                Total
                                  Translation Treasury   Shareholders'
                                  Adjustment   Stock        Equity
                                 ---------   ----------   ----------

 Balance,
   December 31, 1994               $ (674)      $ (237)   $ 259,129

 Issuance of common stock           - - -        - - -          303
 Cumulative translation
   adjustment                         377        - - -          377
 Year ended December 31, 1995
   net loss                         - - -        - - -      (24,342)
                                 ---------   ----------   ----------

 Balance,
   December 31, 1995                 (297)        (237)     235,467

 Issuance of preferred shares       - - -        - - -       99,247
 Issuance of common stock           - - -        - - -        9,923
 Cumulative translation
   adjustment                          (4)       - - -           (4)
 Year ended December 31, 1996
   net loss                         - - -        - - -      (33,719)
 5% Preferred dividends             - - -        - - -       (1,155)
 5% Preferred stock converted
   to common stock                  - - -        - - -            -
                                 ---------   ----------   ----------

 Balance,
   December 31, 1996                 (301)        (237)     309,759

 Issuance of preferred shares                                 6,001
 Issuance of common stock           - - -        - - -        1,075
 Cumulative translation
   adjustment                        (949)       - - -         (949)
 Year ended December 31, 1997
   net income                       - - -        - - -        2,517
 5% Preferred dividends             - - -        - - -       (1,100)
 5% Preferred stock converted
   to common stock                  - - -        - - -        - - -
                                 ---------   ----------   ----------

 Balance,
   December 31, 1997             $ (1,250)      $ (237)   $ 317,303
                                 =========   ==========   ==========



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

               Marketable securities consist primarily of debt instruments with maturities of more than three months and are stated at amortized cost plus accrued interest, which approximates fair value.

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

               Intangible Assets
               -----------------

               Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the estimated useful lives of the related assets which are estimated to range from ten to forty years. It is the Company's policy to review periodically and evaluate whether there has been an impairment in the value of intangibles.

          In the fourth quarter of 1996, the Company recorded a charge to earnings for an impairment of intangible assets and to expense certain purchased development products totalling $25.4 million.

     Foreign Currency Translation
     ----------------------------

          Effective January 1, 1997, the functional currency of the United Kingdom subsidiary, Monmouth Pharmaceutical, Ltd., was changed from the U.S. dollar to the British pound as a result of a change in circumstance. Monmouth's translation gains and losses for 1997 are accumulated as a separate component of Shareholders' Equity. In 1996 and 1995, Monmouth's accounts were remeasured in dollars and translation gains and losses were included in income in those years.

          The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Translation gains and losses of the Company's Canadian subsidiary are accumulated as a separate component of Shareholders' Equity.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Included in the balance sheet at December 31, 1995, 1996 and 1997 is debt of $1,849, $832 and $0, respectively, denominated in British pounds.

     Concentration of Credit Risk
     ----------------------------

               The Company markets prescription and nonprescription pharmaceuticals primarily to wholesale drug distributors, retail pharmacies and physicians in the United States and abroad. The Company performs certain credit evaluation procedures and does not require collateral. The Company maintains reserves for estimated credit losses; at December 31, 1995, 1996 and 1997, the reserve for uncollectible accounts amounted to $1,754, $1,440 and $440, respectively.

               At December 31, 1997, cash equivalents and marketable securities consisted of immediately available money market fund balances and investment grade debt and preferred stock securities with maturities of less than one year.

               The fair value of investment securities classified as available for sale, totaled $40,086 at December 31, 1997. These investment securities mature within one year.

     Earnings (loss) per share
     -------------------------

               As of December 15, 1997, the Company has adopted the provisions of SFAS 128. Basic income (loss) per share was computed based on the weighted average number of shares of Common Stock actually outstanding. Diluted earnings per share were calculated based on the Common Shares outstanding plus the dilutive effect of potentially dilutive common stock.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Net income (loss) from operations used in the calculation of earnings per share was calculated as follows:


                                                                                      December 31,
                                                                         ---------------------------------------
                                                                            1995          1996          1997
                                                                         -----------  ------------  ------------

Net (loss) income from
 operations                                                              $     2,703  $   (34,275)  $     2,517
Preferred dividends                                                              ---       (1,155)         (859)
Discount on 5%
 Preferred Stock                                                                 ---      (11,670)          ---
                                                                         -----------  -----------   -----------
Net (loss) income for
 computation of earnings
 per share                                                               $     2,703  $   (47,100)  $     1,658
                                                                         ===========  ===========   ===========

  Total common stock and potentially dilutive common stock for the calculation of diluted earnings per share were calculated as follows:

                                                                                      December 31,
                                                                         ---------------------------------------
                                                                            1995          1996          1997
                                                                         -----------  ------------  ------------

Weighted average common
 shares outstanding                                                       18,536,590   19,132,863    29,414,440
Dilutive effect of:
 Preferred Stock Warrants                                                        ---          ---        82,246
 Stock Options                                                                86,154          ---            81
                                                                         -----------  -----------   -----------
Total shares for computation
 of EPS                                                                   18,622,744   19,132,863    29,496,767
                                                                         ===========  ===========   ===========

          The effect of conversion of the original shares of Preferred Stock for December 31, 1996 is not included in the calculation of earnings per share because inclusion would be antidilutive. The remaining original 5% Preferred Stock shares were convertible into 1,332,322 shares of Common Stock at December 31, 1997. Other common stock equivalents which could result in dilution of earnings in future periods, depending on the market price of the Company's Common Stock, are stock options held by employees and Common Stock Warrants granted to the Placement Agent of the 5% Preferred Stock. See Note 8., Shareholders' Equity, for further discussion of these securities.

          Pursuant to a position taken by the SEC staff (the "Staff"), effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market, the Company adjusted its calculation of 1996 Earnings Per Share by $.61 per share. This reflected the Staff's position that the 10% discount available to holders of the Company's 5% Preferred Stock should be incorporated in the calculation of Earnings Per Share.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          To clarify the adjustments indicated above, a reconciliation of Earnings Per Share for the twelve months ended December 31, 1996 is composed of the following elements:

           Net (Loss) from continuing operations
            before the consideration of purchased
            research and development and write-off
            and the sale of intangible assets, the
            recognition of the discount upon the
            issuance of 5% Preferred Stock or
            preferred dividends                                 $  (.47)
           Purchased research and development and
            write-off and sale of intangible assets               (1.33)
           5% Preferred Stock dividends                 (.06)
           Issuance of 5% Preferred Stock
            at a 10% discount to market                 (.61)      (.67)
                                                        -----   --------
           Net (Loss) from Continuing Operations                  (2.47)
           Income from Discontinued Operations                      .03
                                                                --------
           (Loss) attributable to Common Stock                  $ (2.44)
                                                                ========

New Accounting Pronouncements
-----------------------------

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

          Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise Related Information" (SFAS No. 131), establishes standards for the way that public business companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

          The adoption of these Statements will not have an impact on the Company's consolidated results of operation, financial position or cash flow.

Reclassification
----------------

          Certain items have been reclassified to conform to the current year presentation.


2. INVENTORY
   ---------

   Inventory consists of:
                                        December 31,
                                -------------------------
                                   1995     1996     1997
                                   ----     ----     ----
                                $ 3,539  $ 2,393  $ 2,487
   Raw materials
   Work-in-process                  ---      ---      451
   Finished goods                17,246   14,272   16,888
                                -------  -------  -------
                                $20,785  $16,665  $19,826
                                =======  =======  =======

3. FIXED ASSETS, NET

   Fixed assets consist of:
                                        December 31,
                                -------------------------
                                   1995     1996     1997
                                -------  -------  -------

    Land and buildings          $14,823  $14,925  $23,440
    Office furniture and
         equipment                2,588    2,616    5,466
    Leasehold improvements          109      ---      ---
                                -------  -------  -------
                                 17,520   17,541   28,906
    Less: Accumulated
     depreciation and
     amortization                 1,839    2,596    2,993
                                -------  -------  -------
                                $15,681  $14,945  $25,913
                                =======  =======  =======

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INTANGIBLE ASSETS
    -----------------

    Intangible assets consist of:
                                        December 31,
                                  ----------------------------
                                      1995      1996      1997
                                  --------  --------  --------

    Product rights acquired       $245,287  $204,611  $217,919
    Goodwill                         3,812       ---       ---
                                  --------  --------  --------
                                   249,099   204,611   217,919
    Less: Accumulated
           amortization             18,418    21,032    27,195
                                  --------  --------  --------
                                  $230,681  $183,579  $190,724
                                  ========  ========  ========

     Intangible Dispositions and Write-Offs.
     ---------------------------------------

               During the fourth quarter of 1996, the Company completed the sale of the majority of its non-core nonprescription brands along with the NUCOFED and QUIBRON brands in two independent sales agreements. These sales, net of proceeds, resulted in a one time, non-cash write off of $11.9 million, which amounted to $7.6 million net of taxes. Also, during the fourth quarter of 1996, the Company expensed certain purchased development products and recorded an impairment loss of long-lived intangible assets totalling $25.4 million, ($17.8 million net of taxes). If the estimate of undiscounted cash flows to be generated by the remaining intangible assets decreases in the future, an additional write-down of those assets may be required.

               Operating income and net loss for 1996 were negatively affected by the purchase of development products, the sale and write down of the intangible assets in the amounts of $37.3 million for operating income and $25.4 million for net loss. The operating loss would have amounted to $12.9 million and net loss would have been $8.3 million if such transactions had not occurred.


 5.   OTHER CURRENT LIABILITIES
      -------------------------

      Other current liabilities consist of:

                                    December 31,
                              -------------------------
                                1995    1996  1997
                                ----    ----  ----

Accrued estimated loss on
 discontinuation of VRG
 and Homecare                 $ 8,848  $   448  $   ---
Accrued estimated future
 product returns               15,444   15,570    9,364
Accrued estimated Medicaid
 rebates                        1,734    1,169    1,150
Income taxes payable            3,707    7,019    3,022
Other accrued liabilities       2,503    5,052    5,220
                              -------  -------  -------
                              $32,236  $29,258  $18,756
                              =======  =======  =======

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Product return reserves of $2,336, $728, and $728 have been offset against accounts receivable for 1995, 1996, and 1997, respectively.


6.  LONG-TERM DEBT
    --------------

    Long-term debt consists of:
                                                December 31,
                                       ---------------------------
                                          1995      1996      1997
                                       -------   -------   -------
    Notes payable on product
     acquisitions at an imputed
     weighted average interest
     rate of 5.75%, 6.0%
     and 6.0%                          $50,846   $16,960   $18,364
    Other notes payable                    146        55       ---
                                       -------   -------  --------
                                        50,992    17,015    18,364
  Less: Current installments            34,809     6,376     8,037
                                       -------   -------  --------
                                       $16,183   $10,639   $10,327
                                       =======   =======  ========

Principal payments in each of the next five years on long-term debt outstanding at December 31, 1997 amount to:

     1998........................................... $ 8,037
     1999...........................................   7,025
     2000...........................................   3,302
     2001...........................................     ---
     2002...........................................     ---
                                                     -------
                                                     $18,364
                                                     =======

Notes payable are collateralized by acquired product rights.

7.  SHAREHOLDERS' EQUITY
    --------------------

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards in 1995, 1996 and 1997, consistent with the provisions of SFAS No. 123, the Company's net loss and per share data would have been changed to the pro forma amounts indicated below:

                                                  Years Ended December 31,
                                                  ------------------------
                                               1995         1996         1997
                                               ----         ----         ----

Net Income (Loss)    As reported           $(24,342)    $(33,719)     $  2,517
                     Pro forma             $(24,361)    $(36,925)     $( 4,620)
                     ---------

Income (Loss)        As reported-Basic     $(  1.31)    $(  2.44)     $   0.06
  per share          As reported-Diluted   $(  1.30)    $(  2.44)     $   0.06
                     Pro forma - Both      $(  1.30)    $(  2.61)     $(  0.19)
                     ----------------

  The fair value of stock options used to compute pro forma net loss and per share disclosures is the estimated present value at grant date using

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 54%; a risk free interest rate of 6%; and a general expectation that employees will exercise options when they become vested.

       The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 1996 and 1997 was $7.17 and $8.48, respectively.

       On July 17, 1996, the Company issued and sold in a private placement to certain investment funds 600,000 shares of the Company's Common Stock at an issue price of $16.65 per share resulting in gross proceeds to the Company of $9.9 million. In addition to receiving cash consideration equal to 5% of the gross proceeds and the reimbursement of certain expenses, the Placement Agent received Common Stock Warrants to acquire an aggregate of 15,000 shares of Common Stock for a purchase price of $16.65 per share. These warrants expire in July of 1999.

       On August 29, 1996, the Company issued and sold in a private placement to approximately eighty accredited investors for $25 per share an aggregate of 4,200,000 shares of cumulative 5% Preferred Stock resulting in gross proceeds of $105 million. In addition to receiving cash consideration equal to 5% of the gross proceeds and the reimbursement of certain expenses the Placement Agent received Preferred Stock Warrants to acquire 420,000 shares of 5% Preferred Stock for a purchase price of $25 per share. These warrants expire in August 1998. In 1997, 240,225 of these warrants were exercised, resulting in gross proceeds of $6 million. The 5% Preferred Stock is convertible into a number of shares of Common Stock which depends, in part, upon the conversion price in effect at the time of the conversion. The 5% Preferred Stock is convertible into Common Stock at a 10% discount to market. Of the total 4,440,225 5% Preferred Stock shares issued, 3,964,571 shares have been converted into shares of Common Stock, of which 2,485,601 shares were converted in 1997. On August 29, 1998, all remaining outstanding shares of the 5% Preferred Stock will be automatically converted into Common Stock at the conversion price then in effect.

     Stock Compensation Plans
     ------------------------

       In prior years, executives and key employees of the Company were granted stock option awards under the Incentive Stock Option Plan. In May of 1996, the Company's shareholders approved the Equity Incentive Plan which became effective May 22, 1996. The Company's Incentive Stock Option

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Plan was discontinued on the same date. The Equity Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, deferred stock awards, restricted stock grants and other stock based awards to executives and key employees. The total number of shares of Common Stock authorized for grant under the Equity Incentive Plan is 1,500,000.

               Options to purchase Common Stock may be granted either alone or in addition to other awards. The term of each option will be fixed by the Compensation Committee (the "Committee") of the Company's Board of Directors, provided that no incentive stock option, as defined in the Internal Revenue Code, will be exercisable after the expiration of ten years from the date the option is granted. Options will be exercisable at such time or times as determined by the Committee at or subsequent to grant. Stock Appreciation Rights ("SARS") may be granted to participants either alone or in addition to stock options and may, but need not be, related to a specific option. The provisions of SARs need not be the same with respect to each recipient.

               Performance awards, restricted stock awards and other stock unit awards may also be granted. Presented below is the total number of the Company's shares of Common Stock represented by awards granted to the Company's employees for the years ended December 31, 1996 and December 31, 1997.

                             Weighted    Weighted
                             Average     Average
                           Market Value    1996    Market Value  1997
                           ------------  --------  ------------  ----

     Stock Awards                $11.25    16,500           ---   ---

     Stock appreciation
     rights granted              $11.50   255,000           ---   ---

               On December 3, 1996, out-of-the-money options were cancelled and reissued with a revalued exercise price of $11.375. All other terms and conditions remained in effect.

               The following table summarizes the status of the Company's stock options, outstanding and exercisable at January, 1998.

                                    Stock Options                Stock Options
                                     Outstanding                  Exercisable
                                     -----------                  -----------
                                Weighted
                                 Average   Weighted               Weighted
Range of                       Remaining    Average                Average
Exercise                      Contractual  Exercise               Exercise
Prices               Shares          Life     Price    Shares        Price
----------------------------------------------------------------------------------------------
$10.06 to $11.375  1,371,763  2 yrs,11 mos   $11.02   663,463       $11.37

$11.50 to $11.75    857,060  4 yrs,11 mos    $11.51   511,910       $11.50

$12.375 to $13.25    58,500  5 yrs,3 mos     $12.73    22,500       $12.86

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Presented below is a summary of the status of the Company's stock options held by employees, and the related transactions for the years ended December 31, 1996 and December 31, 1997.


                                         Year Ended             Year Ended
                                        December 31,           December 31,
                                            1996                   1997
                                -------------------------------------------
                                 Weighted               Weighted
                                  Average                Average

                                 Exercise               Exercise
        Stock Options             Price        Shares     Price     Shares
-------------------------------------------------------------------------------
Options outstanding                 $19.060  1,175,710   $11.803  2,108,415
 January 1

Granted                             $11.480  1,113,250   $ 10.78    549,848

Exercised                           $11.910    (51,058)  $11.375    (76,825)

Forfeited/Expired                   $18.553   (129,487)  $ 11.42   (294,125)

Options outstanding                 $11.803  2,108,415   $ 11.45  2,287,313
 December 31

Options available for grant
 - Equity Incentive Plan             23,502

8.INCOME TAXES
  ------------

          The Company utilizes the asset and liability method for taxes, which requires that deferred income taxes be provided for the cumulative temporary differences between the financial and tax bases of the Company's assets and liabilities.

          The (provision) benefit for income taxes consists of:

                         Year Ended December 31,
                         1995      1996      1997
                       ---------  -------  --------
Current
  Federal               $(3,641)  $   ---  $ 4,055
  State and foreign         (57)      ---      ---
                        -------   -------  -------
Total current           $(3,698)  $   ---  $ 4,055
                        =======   =======  =======

Deferred
  Federal                   728    14,487   (3,148)
  State and foreign         154        88      194
                        -------   -------  -------
Total deferred          $   882   $14,575  $(2,954)
                        =======   =======  =======

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          A comparison of the provision for income taxes as reported, to a provision based on federal statutory rates and consolidated income before income taxes is as follows:


                                                 Year Ended December 31,
                                                1995      1996       1997
                                              --------  ---------  --------

(Provision) benefit at
  federal statutory rates                     $(1,876)   $16,609    $ (478)
Non-deductible expense                           (404)      (530)     (262)
State taxes net of federal effect                  (3)       ---       ---
Research and development credits                  ---       (266)      ---
Foreign items                                    (405)      (809)     (523)
Other                                            (128)      (429)     (337)
Adjustment to prior year
  liabilities                                     ---        ---     2,701
                                              -------    -------    ------
(Provision) benefit for
  income taxes                                $(2,816)   $14,575    $1,101
                                              =======    =======    ======

          The adjustment to prior year liabilities was a result of the elimination of certain reserves for taxes due to the closure of years 1991 through 1993 from an IRS audit.

          The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and December 31, 1997 are presented below:

                                        December 31, 1996         December 31, 1997
Federal                                 Debits           Credits  Debits   Credits
-------                                 ---------------  -------  -------  -------

Inventory                                       $   718  $   ---  $   340  $   ---
Allowance for bad debts                             855      ---      181      ---
Accrued liabilities                               7,139      ---    5,144      ---
Depreciation                                        ---      409      ---      412
Foreign items                                     2,533      ---    3,159      ---
Amortizable intangibles                             ---      314      ---    1,657
Loss on Discontinuance                              152      ---      ---      558
AMT credit                                          ---      ---      449      ---
Other                                               158      ---      138      ---
Net Operating Losses                             10,104      ---   12,054      ---
State taxes                                       4,799      290    3,994      ---
                                                -------  -------  -------  -------
Total                                            26,458    1,013   25,459    2,627
  Valuation allowance -
   state and foreign                             (5,197)     ---   (5,538)     ---
                                                $21,261  $ 1,013  $19,921   $2,627
                                                =======  =======  =======  =======

          At December 31, 1997, the Company has federal net operating loss carryforwards of approximately $35.5 million which expire in the year 2011 and 2012, foreign net operating loss carryforwards of approximately $9.8 million and net operating loss carryforwards for state tax purposes of approximately $64,635 which expire at various dates through 2004.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               A valuation allowance was provided for certain foreign net operating losses and certain state deferred tax assets due to the uncertainty of realization of these assets.

               The Company has recorded net deferred tax assets of approximately $17.3 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that the deferred tax assets for which a valuation allowance has not been provided, will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced at any time if estimates of future taxable income are reduced.

     9.  LEASES AND OTHER COMMITMENTS
         ----------------------------

               The Company leases office space and certain office equipment under operating leases. Minimum rental payments in each of the next five fiscal years required under leases which have initial or remaining lease terms in excess of one year are as follows:

                                                  December 31, 1997
                                                  -----------------

     1998.......................................        $1,524
     1999.......................................           960
     2000.......................................           445
     2001.......................................           277
     2002.......................................            82

               Rent expense for the years ended December 31, 1995, 1996, and 1997 was $1,321, $177, and $257 respectively.

               In accordance with several product acquisitions and licensing agreements and subject to certain cancellation rights reserved by the Company, the Company may be required to make minimum payments related to NOROXIN, SAMPATRILAT and the Lilly Compounds totalling $46.3 million and purchase PROAMATINE inventory in the amount of $50.1 million through 2002.

     10.EMPLOYEE BENEFITS
        -----------------

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

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Through December 31, 1997 the Company maintained an employee savings plan available to all employees who met certain age and service requirements and made discretionary contributions to the plan based on employee compensation or employee contributions. In the years ended December 31, 1995, 1996 and 1997, the Company contributions amounted to $231, $197, and $258 respectively.

               Also through December 31, 1997, the Company had a money purchase pension plan available to all employees who met certain age and service requirements. The Company made discretionary contributions to the plan based on employee compensation, and the Company can choose to terminate the plan at any time. In 1995, 1996 and 1997, the Company recorded contributions amounting to $217, $206, and $248 respectively.

               As of January 1, 1998, the two plans were merged into one employee savings plan. This plan is available to all employees who meet certain age and service requirements. The plan requires mandatory contributions to the plan based on employee contributions and makes discretionary contributions to the plan based on employee compensation.

     Employee Stock Purchase Plan
     ----------------------------

               The Company's Board of Directors approved the Employee Stock Purchase Plan (the "Plan"), which gives employees of the Company the opportunity to purchase shares of the Company's Common Stock through payroll deductions beginning on April 1, 1997. Employees can elect to participate in the Plan by designating from 1% to 10% of eligible compensation to be deducted from pay. On the date of exercise, which is the Friday before the 15th of the month following each quarter end, the per share purchase price will be 85% of the average high and low per-share trading price of Roberts common stock on the American Stock Exchange on that date. 500,000 shares of the Company's Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The total number of shares purchased under the plan in the year ended December 31, 1997 was 4,045 with a total value of $39,388.

     11.CONTINGENCY
        -----------

               A shareholder class action suit was instituted in March, 1995, in the United States District Court for the District of New Jersey against the Company and certain of its officers and a former officer for alleged violations of certain federal securities laws. This suit has been settled. The net expenses of this settlement to the Company amounted to $2.3 million and were included in other expense for the quarter ended September 30, 1997.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     12.ACQUISITIONS
        ------------

               In 1995, 1996, and 1997, the Company acquired inventory, trademarks and other rights to several products from various pharmaceutical companies. The aggregate price of these acquisitions was $22.3 million, $5.1 million, and $15.3 million respectively, consisting of cash and notes payable. The intangibles related to acquisitions are being amortized on the straight-line basis over periods ranging from twenty-five to forty years.

     13.SEGMENT REPORTING
        -----------------

               Selected financial information of the Company's geographic segments for the years ended December 31, 1995, 1996, and 1997 are as follows:


                                      Years Ended December 31,
                                  ---------------------------------

       Geographic segments           1995        1996       1997
                                   ---------  ----------  ---------

     Revenues - nonaffiliates
          Domestic                 $ 90,177    $ 74,422   $ 91,613
          Foreign                    23,250      23,689     30,895
                                   --------    --------   --------
                                   $113,427    $ 98,111   $122,508
                                   ========    ========   ========

     Revenues - affiliates
          Domestic                 $    483    $    174   $    178
                                   ========    ========   ========

     Operating income (loss)
          Domestic                 $ 10,795    $(46,501)  $  4,471
          Foreign                    (1,424)    ( 1,513)   ( 2,179)
          Adjustments and
           eliminations            $ (2,498)   $( 2,181)  $( 3,054)
                                   --------    --------   --------
                                   $  6,873    $(50,195)  $(   762)
                                   ========    ========   ========
     Identifiable assets at end
      of period
          Domestic                 $294,247    $321,809   $304,038
          Foreign                    48,541      52,597     66,494
          Adjustments and
           eliminations              (2,498)     (2,181)   ( 2,975)
                                   --------    --------   --------
                                   $340,290    $372,225   $367,557
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

     14.DISCONTINUED OPERATIONS
        -----------------------

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

               In March 1996, the Company announced its plan to discontinue and divest VRG, a contract clinical research organization. The Company expected the sale of VRG to result in a loss at closing. Accordingly, the Company charged 1995 operations with the estimated loss on discontinuing VRG of $12.8 million, including a provision of $5.0 million for operating losses until disposal. At December 31, 1995, net assets expected to be realized, consisting primarily of receivables and plant and equipment, totaled $0.5 million. In 1996, the Company reassessed the estimated operating loss which resulted in an income statement impact of a $3.1 million gain. In January, 1998, the Company signed a Letter of Intent to sell VRG's operations subject to the execution of a definitive acquisition agreement and the successful completion of due diligence by the purchaser. To date, the Company and the purchaser are negotiating the terms of said definitive acquisition agreement and the transaction is expected to close within the month of April, 1998.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     15.FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------

     The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities was estimated based on quotes obtained from brokers. The fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates.

                                                    December 31, 1997
                                        ------------------------------------
                                        Carrying Amount           Fair Value
                                        ---------------           ----------

Cash and cash equivalents                $  42,950                $42,950
Marketable securities                       39,887                 40,086
Long-term debt                              18,364                 18,033

The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.

16.QUARTERLY RESULTS OF OPERATIONS

   The following table presents summarized quarterly results for 1997 (in thousands, except per share data).

                                          (Unaudited)

                          First        Second   Third          Fourth
                          -----        ------   -----          ------

  Revenues             $  26,330       $30,286  $28,357        $36,639
  Gross profit            14,678        17,305   14,310         23,933
  Net earnings               910/(1)/    1,288   (2,995)/(2)/    3,315/(3)/

  Diluted net earnings
   per share           $  0.02         $  0.04  $(0.11)        $  0.11

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table presents summarized quarterly results for 1996 (in thousands, except per share data).

                                           (Unaudited)

                        First     Second        Third           Fourth
                        -----     ------        -----           ------

    Revenues            $17,228   $26,803       $21,688        $32,392
    Gross profit          8,288    13,325        11,331         15,378
    Net earnings         (4,212)    2,215/(4)/   (3,133)/(5)/  (28,589)/(5)/

    Diluted net earnings
      per share         $  (.23)  $   .12       $  (.40)/(6)/   $(1.94)/(6)/





     (1) Subsequent to the filing of the Company's quarterly report on Form 10-Q for the three months ended March 31, 1997, the Company reclassified costs that had been capitalized as an intangible asset to research and development expense. The net of tax charge to earnings was $660,000, or $0.02 per share.

     (2) Includes a $2.3 million charge for the settlement of a lawsuit instituted against the Company for alleged violations of certain federal securities laws.

     (3) In fourth quarter 1997, management made several changes in the estimates of income tax reserves and allowances for returned goods. The reduction in income tax reserves resulted from the elimination of certain reserves due to the closure of years 1991 through 1993 after an IRS audit. The allowance for returned goods was revalued based upon a change in estimate of the economic benefit from the product returns. The impact of these revaluations was $2.7 million and $1.0 million respectively.

     (4) Includes a $4.0 million credit for the reassessment of the reserve for discontinued operations, established in 1995.

     (5) Includes a $25.4 million charge for the purchase of certain development products and the write-off and sale of certain intangible assets. (See Note 4.)

     (6) Includes $.21 and $.40 per share charge for the third and fourth quarter, respectively, pursuant to the 10% discount to market upon conversion of the 5% Preferred Stock into Common Stock. Such amount was not included in the Company's third quarter 1996 10-Q. The amount is included based on the SEC position effective March 13, 1997 on such discounts. In addition, includes $.02 and $.04 per share charge for the third and fourth quarter, respectively, pursuant to dividends paid and accrued on 5% Preferred Stock.

                                                                     SCHEDULE II

                       ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                           Additions
                                Balance         ----------------------------------                     Balance
                                Beginning of        Charged to        Charged to                       End of
                                Period          Costs and Expenses  Other Accounts    Deductions       Period
                                --------------  ------------------  --------------    ----------       -------
Allowance for uncollectibles      $ 1,440            $   120          $  ---          $(1,120)         $   440

Allowance for return goods        $16,298            $ 5,667          $(3,000)/(1)/   $(9,130)/(2)/    $ 9,835

(1)  Reversal of allowance established in connection with product acquisition.

(2) $1,671 of the decrease in the allowance for returned goods is related to a change in the estimation of goods actually returned. Items returned due to billing and shipping errors are no longer included in the estimation as these items are restocked and salable.

                       ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                           Additions
                                Balance         ----------------------------------                     Balance
                                Beginning of        Charged to        Charged to                       End of
                                Period          Costs and Expenses  Other Accounts    Deductions       Period
                                --------------  ------------------  --------------    ----------       -------
Allowance for uncollectibles      $ 1,754            $   ---          $  ---          $   314          $ 1,440

Allowance for return goods        $17,780            $ 6,041          $  ---          $ 7,523          $16,298

                       ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                           Additions
                                Balance         ----------------------------------                     Balance
                                Beginning of        Charged to        Charged to                       End of
                                Period          Costs and Expenses  Other Accounts    Deductions       Period
                                --------------  ------------------  --------------    ----------       -------

Allowance for uncollectibles    $2,195                $  130               ---         $  (571)        $ 1,754

Allowance for return goods      $8,951                $7,669            $6,154(1)      $(4,994)        $17,780

(1)  Allowance established in connection with product acquisitions.

                                 Exhibit Index

Exhibit No.
-----------


o    3.1.1     Amended and Restated Certificate of Incorporation of Registrant
               filed with the Secretary of State of the State of New Jersey on February 1, 1988 and Certificates of Amendment thereto dated
               February 2, 1988 and October 31, 1989, respectively.

zz   3.1.2     Certificate of Amendment, dated August 26, 1996, to the Amended and Restated Certificate of Incorporation of Roberts
               Pharmaceutical Corporation.

ee   3.1.3     Certificate of Amendment, dated August 29, 1996, to the Amended and Restated Certificate of Incorporation of Roberts
               Pharmaceutical Corporation.

zz   3.1.4     Certificate of Amendment, dated November 25, 1996, to the Amended and Restated Certificate of Incorporation of Roberts
               Pharmaceutical Corporation.

y    3.2       By-laws of the Registrant, as amended.

+    4.1       Form of Specimen Certificate, Roberts Pharmaceutical Corporation
               Common Stock.

dd   4.2       Form of Specimen Certificate, Roberts Pharmaceutical Corporation
               5% Convertible Preferred Stock.

dd   4.4       Form of Stock Purchase Agreement, dated July 17, 1996, executed by and between Roberts and the purchasers of the Common Stock in the Common Stock Private Placement.

dd   4.5       Form of Preferred Stock Investment Agreement, dated August 29,
               1996, executed by and between Roberts and the purchasers of the 5% Convertible Preferred Stock in the Preferred Stock Private
               Placement.

dd   4.6       Form of Stock Purchase Warrant used in connection with the Common
               Stock Private Placement.

dd   4.7       Form of Stock Purchase Warrant used in connection with the
               Preferred Stock Private Placement.

ff   4.8       Rights Agreement, dated as of December 16, 1996, between Roberts and Continental Stock Transfer & Trust Company and the Summary of
               Rights to purchase Roberts Preferred Stock.

ff   4.9       Form of Specimen Rights Certificate to be used upon the
               occurrence of a "Distribution Date" as defined in the Rights
               Agreement.

+   10.1       License Agreement (United States), dated November 6, 1989, between Roberts and Istituto Biologico Chemioterapico (ABC)
               S.p.A.

+   10.2       License Agreement (United Kingdom), dated November 6, 1989, between Roberts and Istituto Biologico Chemioterapico (ABC)
               S.p.A.

o   10.3       License Agreement, dated January 1, 1985, between the National
               Technical Information Service and Roberts.

o   10.4       Agreement, dated October 1, 1985, between Hafslund Nycomed Pharma
               AG (formerly CL Pharma AG) and Roberts Laboratories, Inc., a wholly owned subsidiary of Roberts.

aa  10.4.1     Amendment, dated January 19, 1994, to Agreement, dated October 1,
               1985, between Hafslund Nycomed Pharma AG and Roberts
               Laboratories, Inc., a wholly owned subsidiary of Roberts.

o   10.16      Agreements and other documents of Roberts, Hafslund Nycomed AG
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
                         Salk Institute for Biological Studies and Roberts.

   (*)  zz    10.20.1    Employment Agreement, dated as of November 19, 1996,
                         between Roberts and John T. Spitznagel.

   (*)  zz    10.20.2    Employment Agreement, dated as of November 19, 1996,
                         between Roberts and Peter M. Rogalin.

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

j    10.61     Agreement for Purchase and Sale of COMHIST Assets, dated November
               24, 1992, between Procter & Gamble Pharmaceuticals, Inc. and
               Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.
               Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Schedules 1.1(a) through 6.11 and Exhibits A through C to the Agreement for Purchase and Sale of COMHIST Assets as follows: 1.1(a) - Schedule of Trademarks;
               1.1(b) - Schedule of Know-How; 1.1(d) - Tooling Schedule; 1.4 -
               Allocation of Purchase Price Schedule; 6.6(4) - Intellectual
               Property Claims Schedule; 6.10 - Schedule of Customers; 6.11 -
               Financial Information Schedule; A - Form of Trademark Assignment;
               B - Form of Bill of Sale; C -Contract Manufacturing Agreement.

 j   10.63     Purchase and Sale Agreement, dated December 21, 1992, between The
               Du Pont Merck Pharmaceutical Company and Roberts Laboratories
               Inc., a wholly owned subsidiary of Roberts.

j     10.64    Asset Purchase Agreement, dated December 28, 1992, between G.D.
               Searle & Co. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits
               A and B, Schedules 1.12 through 4.2(d), and various miscellaneous assignments of copyrights and trademarks to the Asset Purchase
               Agreement as follows: A - Security Agreement; B - Supply
               Agreement; 1.12 - Product Registrations, 2.3 - Purchase Price
               Allocations; 4.1(c) - Contracts Requiring Consents; 4.1(f) -
               Pending Suits and Claims; 4.1(g) -Compliance; 4.1(h) - Material
               Contracts; 4.1(i) - Exceptions to Ownership of Intellectual
               Property; 4.1(j) - Financial Information; 4.1(l) -Customer List;
               4.1(m) - Material Adverse Changes; 4.2(d) -Buyer's Financial
               Statements; assignments of copyrights; assignments of trademarks.

j     10.65    Asset Purchase Agreement, dated March 23, 1993, by and between
               Searle Canada, Inc. and Roberts Laboratories Inc., a wholly owned subsidiary of the Company. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibit
               A and Schedules 1.5(a) through 5.19 to the Asset Purchase
               Agreement as follows: A - Supply Agreement; 1.5(a) - Sales
               Retained by Seller; 1.5(b) - Pricing Prior to Closing; 1.10 -
               Product Registrations; 4.1(c) - Contracts Requiring Consents;
               4.1(f) - Pending Suits and Claims; 4.1(g) - Compliance; 4.1(h) -
               Material Contracts; 4.1(i) -Exceptions to Ownership of
               Intellectual Property; 4.1(j) - Financial Information; 4.1(l) -
               Customer List; 4.1(m) -Material Adverse Changes; 5.19 - Packaging
               Charges.

#     10.67    Copy of form of Option Agreement used in connection with options granted under the Roberts Pharmaceutical Corporation Restricted
               Stock Option Plan.

#     10.68    Copy of form of Option Agreement used in connection with options granted under the Roberts Pharmaceutical Corporation Incentive
               Stock Option Plan.

j     10.69    Rebate Agreement, dated November 11, 1992, between the Secretary of Health and Human Services and Roberts Laboratories, Inc., a wholly owned subsidiary of Roberts.

a     10.70    License Agreement, dated as of March 27, 1993, by and among
               Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, Sawai Pharmaceutical Co., Ltd. and Grelan Pharmaceutical Co.,
               Ltd.

a     10.71    Agreements, dated as of May 5, 1993, between Roberts Laboratories
               Inc., a wholly owned subsidiary of Roberts, and Glaxo Canada
               Inc., dated as of May 5, 1993.

               (a) First Asset Purchase Agreement.

           (b)  Promotion Agreement.
           (c)  Supply Agreement.
           (d)  Distribution Agreement.
           (e)  License Agreement.
           (f)  Registered User Agreement.
           (g)  Assignment of Trademarks.
           (h)  Second Asset Purchase Agreement.

a   10.72   Stock Purchase Agreement, dated August 30, 1993, by and
            among Roberts, Yamanouchi Pharmaceutical Co., Ltd. and
            Yamanouchi U.S.A. Inc.

aa  10.73   Amendment to Stock Purchase Agreement, dated August 30,
            1993, by and among Roberts, Yamanouchi Pharmaceutical Co.,
            Ltd. and Yamanouchi U.S.A. Inc.

aa  10.74   Agreements, dated as of September 14, 1993, among Bristol-
            Myers Squibb Company, Bristol-Myers Squibb Company Canada
            Inc. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

            (a)  COLACE Et Al. Sale Agreement.
            (b)  COLACE Et Al. Supply Agreement.
            (c)  Security Agreement.
            (d)  Notice of Security Interest in Trademark.
            (e)  Assignment of Collateral.
            (f)  Guaranty.

bb   10.75  License Agreement, dated as of July 6, 1994, between The
            Rockefeller University and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

bb   10.76  Agreements between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and SmithKline Beecham
            Pharmaceuticals, an unincorporated division of SmithKline
            Beecham Corporation:

            (a) TIGAN Asset Purchase Agreement dated as of March 27,
                1995. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits A through D and Schedules 5.4 through 5.11 and Appendix I as follows: A - List of Products; B - Assignment and Assumption Agreement; C - Promissory Note; D - Transitional Services Agreement; 5-4 - Financial Information; 5.5 - Litigation; 5.6 -Inventory; 5.7 - Product Formulas; 5.8 - Regulatory Issues; 5.9 - FDA and Other Administrative Approvals, Registrations and Permits; 5.11 -Intellectual Property Rights; I - Purchase Price Adjustments.

          (b) EMINASE Asset Purchase Agreement dated as of March 27, 1995. Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits A through D, Schedules 2.1(a)(1) through 5.11 and Appendices I and II as follows: A - List of Products; B - Manufacturing Agreement; C - Promissory Note; D - Transitional Services Agreement; 2.1(a)(1)- Transferable Product Rights; 2.1(a)(2) - Non-Transferable Product Rights; 2.1(b) - Transferred Contracts; 5.4 - Financial Information; 5.5 - Litigation; 5.6 - Inventory; 5.7 - Product Formulas; 5.8 - Regulatory Issues; 5.9 - FDA and Other Administrative Approvals, Registrations and Permits; 5.11 - Intellectual Property Rights;
              I -Territories; II - Purchase Price Adjustments.


gg 10.77 Distribution Agreement, dated February 23, 1995, between Roberts Laboratories, Inc., a wholly owned subsidiary of the Company, and Merck and Co., Inc. with respect to NOROXIN.

zz 10.78 License Agreements between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and Eli Lilly and Company:

          (a) Tazofelone License Agreement dated November 5, 1996.
          (b) Compound LY246736 License Agreement dated November 5, 1996.
          (c) Compound LY353433 License Agreement dated November 5, 1996.
          (d) Compound LY315535 License Agreement dated December 4, 1996.

zz 10.79 License Agreement between Roberts Laboratories Inc., a wholly owned subsidiary of the Company, and Pfizer Inc. with respect to Sampatrilat. Upon request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits 1.7(a) and 3.1(b).

zz 10.80 Agreement, dated December 3, 1996, by and between Roberts and Monsanto Canada, Inc. with respect to Oakville manufacturing facility.

zz 10.81 Divestiture Agreement, dated December 1, 1996, by and among Roberts, Pronetics Health Care Group, Inc. (New Jersey), Pronetics Health Care Group, Inc. (New York), PHCG, Inc. and MJGC Corp. pertaining to the divestiture of certain Homecare operations.

zz 10.82 Stock Purchase Agreement, dated January 31, 1997, by and among Roberts, Pronetics Health Care Group, Inc. (North Carolina) and American Homepatient, Inc. pertaining to the divestiture of certain Homecare operations.

   10.83 Agreement of sale, August 1997, by and between Roberts Pharmaceutical Corporation and Novartis Pharmaceutical Corporation pertaining to the acquisition of the distribution facility.

     10.84 Asset Purchase Agreement, December 1997, by and between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and G.D. Searle & Co. pertaining to the divestiture of NORETHIN. Upon request of The Securities and Exchange Commission, Roberts agrees to furnish copies of Schedules 1.13, 2.3, 4.1(c), (f), (g), (h),
               (i), (j), (l), and (m).

     10.85 Distribution Agreement, December 1997, by and between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and G.D. Searle & Co. pertaining to the distribution rights for SLOW-MAG.

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

zz Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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