Form 10-Q
period 1998-03-31
ROBERTS PHARMACEUTICAL CORP
filed 1998-05-15
CIK 853022

                         FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File
Number:  1-10432
March 31, 1998


             ROBERTS PHARMACEUTICAL CORPORATION
  (Exact name of registrant as specified in its charter)


    NEW JERSEY                                       22-2429994
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)


  MERIDIAN CENTER II
  4 INDUSTRIAL WAY WEST
  EATONTOWN, NEW JERSEY                                 07724
(Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area code:
                        (732) 389-1182


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X    No
                                                    ---       ---

              Class                       Outstanding Shares at
                                          May 13, 1998
          Common Stock                    31,253,335

              ROBERTS PHARMACEUTICAL CORPORATION

                            INDEX

                                                          Page


Part I

         Item 1 - Financial Statements                      2

          Item 2 - Management's Discussion and Analysis     9

Signatures                                                  12

                  ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)



                               March 31, 1998       December 31, 1997
                               --------------       -----------------

ASSETS:

  Current assets:
     Cash and cash equivalents        $ 37,381             $ 42,950
     Marketable securities              45,008               39,887
     Accounts receivable, net           25,833               24,730
     Inventory                          20,781               19,826
     Notes receivable, current             225                  225
     Deferred tax assets                 4,962                4,962
     Net assets held for sale            4,186                3,760
     Other current assets                3,555                1,647
                                      --------             --------

     Total current assets              141,931              137,987

  Fixed assets, net                     28,954               25,913
  Intangible assets                    189,095              190,724
  Notes receivable                         643                  729
  Deferred non-current tax asset        12,332               12,332
  Other assets                           1,169                  170
                                      --------             --------
    Total assets                      $374,124             $367,855
                                      ========             ========

















The accompanying notes are an integral part of these financial statements.

                  ROBERTS PHARMACEUTICAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                         March 31, 1998      December 31, 1997
                                         --------------      -----------------

LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $  7,881             $  8,037
     Accounts payable                        12,839               13,188
     Income taxes payable                     4,442                3,022
     Dividends payable                           34                  150
     Other current liabilities               18,508               15,584
                                           --------             --------
     Total current liabilities               43,704               39,981

  Long-term debt, excluding
     current installments                     6,552               10,327
  Other liabilities                             219                  244

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, 109,841 and
     1,004,622 outstanding                       11                   48

     Common stock, $.01 par,
     100,000,000 shares authorized,
     30,819,836 and 27,234,370
     outstanding                                313                  299

     Additional paid-in capital             376,440              372,384
     Accumulated other comprehensive
       income                                (1,047)              (1,250)
     Retained earnings (deficit)            (51,831)             (53,941)
     Treasury stock, 387,594 shares
     of common stock, at cost                  (237)                (237)
                                           ---------            ---------

     Total shareholders' equity             323,649              317,303
                                           ---------            ---------

     Total liabilities and
       shareholders' equity                $374,124             $367,855
                                           =========            =========


The accompanying notes are an integral part of these financial statements.

                     ROBERTS PHARMACEUTICAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share data)
                                 (Unaudited)

                                              For the three months
                                                ended March 31,
                                             1998                 1997
                                         ---------            ---------
Sales and Revenue:
  Sales                                  $ 32,588             $ 26,330
  Other revenue                               259                    0
                                         ---------            ---------

Total sales and revenue                    32,847               26,330
                                         ---------            ---------

Operating costs and expenses:
  Cost of sales                            12,603               11,652
  Research & development                    2,660                1,834
  Marketing & administration               15,050               12,421
                                         ---------            ---------

Total operating costs & expenses           30,313               25,907
                                         ---------            ---------

Operating income                            2,534                  423
                                         ---------            ---------

Other income (expense):
  Interest income                           1,273                1,168
  Interest expense                           (269)                (254)
  Foreign currency gain (loss)                (26)                 (13)
  Other income(expense), net                  (43)                 ---
                                         ---------            ---------

Total other income                            935                  901
                                         ---------            ---------

Income from continuing
  operations before income taxes            3,469                1,324

Provision from income taxes                 1,324                  414
                                         ---------            ---------

Net income                               $  2,145             $    910
                                         =========            =========

Net income per share of common stock
  Basic                                       .07                  .03
                                         =========            =========
  Diluted                                     .07                  .02
                                         =========            =========

Weighted average number of
  common shares outstanding:
  Basic                                 30,185,163           26,265,681
  Diluted                               30,205,280           27,421,143

The accompanying notes are an integral part of these financial statements.

                     ROBERTS PHARMACEUTICAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)

                                                     For the three months
                                                       ended March 31,
                                                    1998              1997
                                                 --------         ---------
Net income                                      $  2,145         $     910
                                                 --------         ---------

Other comprehensive income:

  Foreign currency translation adjustment            203              (240)
                                                 --------         ---------

Other comprehensive income                           203              (240)
                                                 --------         ---------

Comprehensive income                            $  2,348         $     670
                                                 ========         =========































The accompanying notes are an integral part of these financial statements.

                     ROBERTS PHARMACEUTICAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)

                                                     For the three months
                                                       ended March 31,
                                                    1998              1997
                                                 --------         ---------
Cash flows from operating activities:            $ 2,972          $  3,164
                                                 --------         ---------

Cash flows from investing activities:
   Purchase (redemption) of marketable
    securities                                    (5,120)              467
   Purchases of intangible assets                    (45)                0
   Purchases of fixed assets                      (3,221)              (92)
   Collection on notes receivable                    100             1,424
                                                 --------          --------
       Net cash provided by (used in)
          investing activities                    (8,286)            1,799
                                                 --------          --------

Cash flows from financing activities:
   Payments on notes payable and
     long term debt                               (4,200)           (4,655)
   5% Preferred stock dividends paid                (150)             (920)
   Net proceeds from issuance of
     common stock                                     76               288
   Net proceeds from issuance of
     5% preferred stock                            3,957                 0
                                                 --------          --------
       Net cash used in
          financing activities                      (317)           (5,287)
                                                 --------          --------

Exchange rate changes on cash and
   cash equivalents                                   62               (35)
                                                 --------          --------

Change in cash and cash equivalents               (5,569)             (359)
Beginning cash and cash equivalents               42,950            87,125
                                                 --------          --------

Ending cash and cash equivalents                 $37,381           $86,766
                                                 ========          ========

Supplemental cash flow information:
   Interest paid                                 $   638           $   862
   Income taxes paid                                  15                 7





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

Foreign Currency Translation
----------------------------
Effective January 1, 1997, the functional currency of the United Kingdom subsidiary, Monmouth Pharmaceutical, Ltd., was changed from the U.S. Dollar to the British Pound. Monmouth's translation gains and losses are accumulated as a separate component of Shareholders' Equity.

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


2.   Inventory
     ---------
Inventory at March 31, 1998 consists of:

          Raw Materials      $ 3,154
          Finished Goods      17,627
                             -------

          Total              $20,781
                             =======


3.   Change in Accounting Estimate
     -----------------------------
During the first quarter 1998, management made a change in accounting estimate in the amount of $1.0 million relating to the accrual of rebates for a product to which Roberts has sole United
States distribution rights.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Three months ended March 31, 1998 and 1997

Corporate Revenues
------------------
Total revenue for the three months ended March 31, 1998 increased $6.5 million as compared with the first three months of 1997. This increase was principally due to an increase in revenues from product sales, however with the addition of Roberts manufacturing facility during the second half of 1997, there is now a contract manufacturing revenue component included in corporate revenue.

Product Sales
-------------
For the three months ended March 31, 1998, product sales increased $6.2 million from $26.3 million to $32.5.

U.S. product sales increased $6.2 million from $17.8 million to $24.0 million. PROAMATINE provided $2.4 million of this increase, NOROXIN provided $2.7 million and SLOWMAG showed a net increase over NORETHIN of $0.9 million. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., remained even with the prior year reporting a $0.05 million increase. Sales of the Company's Canadian subsidiary decreased slightly by $0.02 million from $3.21 million to $3.19 million due to negative currency rate fluctuations. Product sales in local currency actually increased over the same period last year.

Contract Manufacturing
----------------------
Outside contract manufacturing performed at Roberts manufacturing facility amounted to $0.3 million for the three months ended March 31, 1998. The manufacturing facility, located in Oakville, Ontario, Canada, was acquired in July 1997 and will continue to provide outside contract and clinical manufacturing revenue.

Cost of Sales
-------------
For the three months ended March 31, 1998, cost of sales amounted to 38.4% of product sales, a 5.9 percentage point decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is the result of the first quarter 1997 inclusion of a $1.8 million charge for minimum royalties due to Ortho Pharmaceutical Corporation for SUPPRELIN sales and the first quarter 1998 $1.0 million credit related to change in estimate for rebates. The 1997 charge of $1.8 million was partially reversed during the third quarter 1997 after contract renegotiations substantially reduced the minimum royalty due.

Research and Development
------------------------
Research and Development expenses increased $0.8 million to $2.7 million during the three months ended March 31, 1998 as compared to the comparable prior year period. This increase is due to an increased level of expenditure required to support the Company's development program for STANATE and an increase due to the ongoing Phase IV MIDODRINE trials offset by a decrease in the cost of purchased research and development.

Marketing and Administrative Expenses
-------------------------------------
For the three months ended March 31, 1998, Marketing and Administrative expenses increased $2.6 million from $12.4 million to $15.0 million. Marketing expenses increased $0.9 million as a result of many factors, including $0.3 million attributable to the 1997 initiation of auto and equipment leasing agreements, $0.3 million in sales meetings, and $0.2 million in increased brokers commissions.

Administrative expense increased $1.7 million from $5.5 million to $7.2 million. This increase was due primarily to $1.2 million increase in compensation cost, however $0.2 million relates to a distribution cost overlap as Roberts moves from an outside distribution center to the newly purchased, wholly owned, distribution facility located in Buffalo Grove, Illinois, and $0.1 million is caused by an increase in goodwill amortization for products purchased during 1997.

Interest Income and Expense
---------------------------
Interest income increased $0.1 million. Interest expense increased by $0.01 million as a result of an increase in long-term debt related to product acquisitions with the current increase mainly due to the addition of debt associated with the December 1997 acquisition of SLOWMAG.

Income Taxes
------------
For the three months ended March 31, 1998 and 1997, income tax expense was calculated using a normal statutory rate for continuing operations, except for certain taxes related to foreign operations.

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

Liquidity and Capital Resources
-------------------------------
Operating activities provided $3.0 million in cash. The primary components of cash provided by operating activities were net income of $2.1 million, which includes $2.1 million of non-cash charges, offset by a $1.0 million increase in accounts receivable and increased working capital requirements of $0.2 million.

Investing activities used $8.3 million, comprised primarily of $5.1 million in marketable securities purchases and $3.2 million in purchases of fixed assets.

Financing activities used $0.3 million, including $4.2 million of payments on notes payable and payment of $0.2 million of preferred stock dividends paid partially offset by proceeds from the issuance of Common Stock.

In April, the Company acquired exclusive U.S. rights to market PENTASA(r), a patented gastrointestinal drug for ulcerative colitis, from Hoechst Marion Roussel (HMR). According to the terms of the agreement, Roberts has exclusive marketing rights for PENTASA in the U.S. and a two year supply agreement with HMR. A $100 million financing commitment has been signed to facilitate the acquisition.

The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near-term and long-term debt obligations from previous product acquisitions as well as future acquisitions of new products and capital improvements scheduled for the Canadian manufacturing facility.

Foreign Currency Fluctuations
-----------------------------
Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Such fluctuations were not material for the first quarter 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   5/15/98                    /s/    Peter M. Rogalin
       -------------------         ----------------------------
                                   Peter M. Rogalin
                                   Vice President and Treasurer



Date:   5/15/98                    /s/    Peter M. Rogalin
       -------------------         ----------------------------
                                   Peter M. Rogalin
                                   Chief Accounting Officer

Item 6     EXHIBITS AND REPORTS ON FORM 8K
           REPORTS ON FORM 8K


Date of Report

January 8, 1998     Roberts Pharmaceutical Corporation announced
                    that it has submitted a regulatory application in the U.S. for approval to expand the current indication for AGRYLIN(r) (anagrelide hydrochloride) to include polycythemia vera, a chronic myeloproliferative disorder where an increase in blood platelets in present. The current approved indication for AGRYLIN is to treat essential thrombocythemia.

                    A Product License Application has been filed with the Medicines Control Agency in the United Kingdom seeking approval to market PROAMATINE(r) (midodrine hydrochloride) for the treatment of orthostatic hypotension by Monmouth Pharmaceuticals, Ltd., a wholly owned subsidiary of Roberts located in Guildford, England who currently markets PROAMATINE in Ireland under the name MIDON(r) for the treatment of orthostatic hypotension.

January 22, 1998    Roberts Pharmaceutical Corporation announced
                    that based on preliminary unaudited data, the Company expects per share earnings for the fourth quarter of 1997 to be in the range of $0.07 to $0.09, significantly exceeding the FIRST CALL(r) consensus estimate of $0.05.

February 5, 1998    Roberts Pharmaceutical Corporation announced
                    that it is voluntarily recalling its 4-ounce size antitussive, decongestant and expectorant product ENTUSS-D Jr. Pediatric Expectorant, due to a labelling error in the adult dosage instructions. Only 538 bottles of a single lot of product is involved, Lot J960855A.
                    This labeling error represents a major
                    potential risk to health due to the potential for overdose, which may result in serious adverse health consequences. No patient/pharmacist complaints subsequent to usage since the lot was released in January
                    1997 have been received.

April 9, 1998       Roberts Pharmaceutical Corporation announced
                    that it has acquired a U.S. distribution facility located in Buffalo Grove, Illinois from Novartis Pharmaceutical Company with an experienced management and operational staff in place. It is estimated that the facility will be fully operational during 1998. This acquisition complements the purchase of a manufacturing facility in July 1997.

April 21, 1998      Roberts Pharmaceutical Corporation announced
                    that it has acquired the exclusive U.S. rights to market PENTASA(r), a patented gastrointestinal drug for ulcerative colitis, from Hoechst Marion Roussel, the pharmaceutical company of Hoechst AG.

                    Roberts expects the first 12 months of PENTASA sales to exceed $40 million. This would make PENTASA the Company's largest revenue generating drug and one of the highest gross-profit-margin products in Roberts portfolio of marketed pharmaceuticals. The transaction is expected to be accretive to the Company's 1998 income and improve cash flow to help fund an expected substantial increase in R&D investments. It is anticipated that per share earnings will substantially exceed current estimates.

                    The transaction will involve net payments to Hoechst Marion Roussel totalling approximately $130 million. Donaldson, Lufkin, Jenrette Securities Corporation is arranging for $100 million in financing for the transaction.

April 30, 1998      Roberts Pharmaceutical Corporation announced
                    the cash sale of its subsidiary VRG
                    International to Verum Staticon GmbH of
                    Munich, Germany. Financial details are not disclosed, but under the terms of the agreement, Roberts will receive cash payments from this transaction over the next twelve months and realize a gain on the sale of this company over its book value.

                    Roberts also announced that it expects to report strong year to year improvements in first quarter 1998 revenues, operating profits and net earnings. Per share earnings for the first quarter 1998 are expected to exceed the FIRST CALL estimate of $0.05.

FORWARD LOOKING STATEMENTS

Certain statements included in Footnote #1 and Items 2 and 6 of this form 10-Q are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The Registrant cautions readers that forward looking statements, including, without limitation, those relating to the Registrant's future business prospects, revenues, cost of sales, intangible dispositions and write-offs, continuing operations and discontinued operations, and liquidity and capital resources, are subject to certain risks and uncertainties, including, without limitation, the ability of the Registrant to secure regulatory approval in the United States and in foreign jurisdictions for the Registrant's developmental pipeline drugs, the efforts of the Registrant's competitors and the introduction of rival pharmaceutical products which may prove to be more effective than the Registrant's products, general market conditions, the availability of capital, and the uncertainty over the future direction of the healthcare industry, that could cause actual results to differ materially from those indicated in the forward looking statements.