Form 10-Q
period 1998-06-30
ROBERTS PHARMACEUTICAL CORP
filed 1998-08-13
CIK 853022

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number:  1-10432
June 30, 1998


                    ROBERTS PHARMACEUTICAL CORPORATION
          (Exact name of registrant as specified in its charter)


    NEW JERSEY                                               22-2429994
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  MERIDIAN CENTER II
  4 INDUSTRIAL WAY WEST
  EATONTOWN, NEW JERSEY                                       07724
(Address of principal executive offices)                    (Zip Code)


            Registrant's telephone number, including area code:
                              (732) 676-1200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  X    No


              Class                              Outstanding Shares at
                                                 July 31, 1998
          Common Stock                           31,391,505

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

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                      June 30, 1998    December 31, 1997
                                      -------------    -----------------
ASSETS:

  Current assets:
     Cash and cash equivalents             $ 14,808             $ 42,950
     Marketable securities                   46,508               39,887
     Accounts receivable, net                38,041               24,730
     Inventory                               25,619               19,826
     Notes receivable, current               15,923                  225
     Deferred tax assets                      4,962                4,962
     Net assets held for sale                     0                3,760
     Other current assets                     2,608                1,647
                                         ----------           ----------

     Total current assets                   148,469              137,987

  Fixed assets, net                          31,505               25,913
  Intangible assets                         324,893              190,724
  Notes receivable                              584                  729
  Deferred non-current tax asset             12,332               12,332
  Other assets                                  194                  170
                                         ----------           ----------

     Total assets                          $517,977             $367,855
                                         ==========           ==========




















   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)



                                      June 30, 1998    December 31, 1997
                                      -------------    -----------------

LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $  9,235             $  8,037
     Accounts payable                        17,584               13,188
     Income taxes payable                     7,743                3,022
     Dividends payable                            0                  150
     Other current liabilities               21,927               15,584
                                         ----------           ----------

     Total current liabilities               56,489               39,981

  Long-term debt, excluding
     current installments                   130,302               10,327
  Other liabilities                               0                  244

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, 808,822 and
     2,721,030 outstanding                        0                   48

     Common stock, $.01 par,
     100,000,000 shares authorized,
     27,883,309 and 22,961,707
     outstanding                                343                  299

     Additional paid-in capital             379,909              372,384
     Cumulative translation adjustments      (1,714)              (1,250)
     Retained earnings (deficit)            (47,115)             (53,941)
     Treasury stock, 387,594 shares
     of common stock, at cost                  (237)                (237)
                                         ----------           ----------

     Total shareholders' equity             331,186              317,303
                                         ----------           ----------

     Total liabilities and
       shareholders' equity               $ 517,977            $ 367,855
                                         ==========           ==========







   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)



                                         For the six months  For the three months
                                           ended June 30,        ended June 30,
                                            1998       1997       1998      1997
                                         -------    -------    -------   -------

Sales and Revenue:
 Sales                                   $76,384    $56,616    $43,796   $30,286
 Other revenue                               827          0        568         0
                                         -------    -------    -------   -------

Total sales and revenue                   77,211     56,616     44,364    30,286
                                         -------    -------    -------   -------

Operating costs and expenses:
 Cost of sales                            28,261     24,633     15,658    12,981
 Research & Development                    6,168      3,657      3,508     1,823
 Marketing                                17,378     15,966      9,515     9,029
 Administration                           18,085     11,096     10,898     5,612
                                         -------    -------    -------   -------

Total operating costs & expenses          69,892     55,352     39,579    29,445
                                         -------    -------    -------   -------

Operating income                           7,319      1,264      4,785       841
                                         -------    -------    -------   -------

Other income (expense):
 Interest income                           2,386      2,709      1,113     1,541
 Interest expense                           (466)      (432)      (197)     (178)
 Foreign currency gain (loss)                (25)       (64)         1       (51)
 Other income(expense), net                  (99)       (48)       (56)      (48)
                                         -------    -------    -------   -------

Total other income                         1,796      2,165        861     1,264
                                         -------    -------    -------   -------

Income from continuing operations
 before income taxes                       9,115      3,429      5,646     2,105

Provision for income taxes                 3,584      1,231      2,260       817
                                         -------    -------    -------   -------

Income from continuing operations          5,531      2,198      3,386     1,288

Gain on disposal of discontinued
 division, net of tax provision
 of $635                                   1,314          0      1,314         0
                                         -------    -------    -------   -------

Net income                               $ 6,845    $ 2,198    $ 4,700    $1,288
                                         =======    =======    =======   =======
Per share of common stock,
 basic and diluted:
 Net income from continuing operations   $  0.18    $  0.06    $  0.11    $ 0.04
 Net income from discontinued operations    0.04       0.00       0.04      0.00
                                         -------    -------    -------   -------
 Net income                              $  0.22    $  0.06    $  0.15    $ 0.04
                                         =======    =======    =======   =======
Weighted average number of common
 shares outstanding:
 Basic                                30,134,518 27,883,309 31,143,362 27,613,736
 Diluted                              30,342,548 28,885,892 31,351,392 28,616,319





   The accompanying notes are an integral part of these financial statements.

                     ROBERTS PHARMACEUTICAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)


                          For the six months           For the three months
                             ended June 30,                ended June 30,
                          1998          1997           1998           1997
                     ---------     ---------      ---------      ---------

Net income            $  6,845     $   2,198       $  4,700       $  1,288


Other comprehensive income:

 Foreign currency translation
   adjustment             (464)         (173)          (667)            67
                     ---------     ---------      ---------      ---------

Other comprehensive
 income                   (464)         (173)          (667)            67
                     ---------     ---------      ---------      ---------

Comprehensive income  $  6,381     $   2,025       $  4,033       $  1,355
                     =========     =========      =========      =========







































   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       For the six months
                                                         ended June 30,
                                                    1998                1997

Cash flows provided by operating activities:       $11,140           $ 4,479
                                                 ---------         ---------

Cash flows from investing activities:
   (Purchase) redemption of marketable securities   (6,620)           (1,536)
   Purchases of intangible assets                 (143,654)           (2,990)
   Purchases of fixed assets                        (6,392)             (382)
   Collection of notes receivable                      171               610
                                                 ---------         ---------
       Net cash provided by (used in)
          investing activities                    (156,945)           (4,298)
                                                 ---------         ---------

Cash flows from financing activities:
   Debt financing                                  125,000              ---
   Payments on notes payable and
     long term debt                                (15,291)           (5,795)
   Net proceeds from issuance of
     common stock                                    3,029               828
   Net proceeds from issuance of
     5% Preferred stock                              4,492             1,000
   5% Preferred stock dividends paid                   (37)           (1,229)
                                                 ---------         ---------
       Net cash used in
          financing activities                     117,193            (5,196)
                                                 ---------         ---------

Exchange rate changes on cash and
   cash equivalents                                     20               (24)
                                                 ---------         ---------

Change in cash and cash equivalents                (28,142)           (5,039)
Beginning cash and cash equivalents                 42,950            87,125
                                                 ---------         ---------

Ending cash and cash equivalents                   $14,808           $82,086
                                                 =========         =========

Supplemental cash flow information:
   Interest paid                                  $    729           $   934
   Income taxes paid                              $     11           $     8








   The accompanying notes are an integral part of these financial statements.

1.   Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements include all necessary adjustments, consisting of normal adjustments, required for a fair presentation of results for the period reported. All dollar amounts are presented in thousands, except per share data.

New Accounting Pronouncement

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

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

The adoption of this Statement will not have an impact on the Company's consolidated results of operation, financial position or cash flow for the year ended December 31, 1998.

Reclassification

Certain items have been reclassified to conform to the current year presentation. These items are not material.

2.   Inventory

Inventory at June 30, 1998 consists of:

          Raw Materials       $ 4,528
          Work in Progress      1,087
          Finished Goods       20,004
                              -------

          Total               $25,619
                              =======

3.   Change in Accounting Estimate

During the first quarter 1998, management made a change in accounting estimate in the amount of $1.0 million relating to the accrual of rebates for a product to which Roberts has sole United States distribution rights. The accrual had been established, over a three year period, for rebates which, it was determined in the first quarter, will not be paid by Roberts and therefore was required to be reversed.

5.   Subsequent Event

The Company made an investment of $10 million in the convertible preferred stock of RiboGene, Inc., a drug discovery company targeting infectious diseases. The shares have no voting rights. The investment will be carried on the cost method, and none of the operating results of RiboGene will be included in Roberts' income statement. One-third of the preferred stock is convertible to common stock of RiboGene at each of the first three anniversary dates of the investment at a conversion price of $7.00.

The Company also entered into an arrangement whereby Roberts will develop a new delivery formulation for RiboGene's product EMITASOL. Under the terms of the agreement, RiboGene will provide up to $7 million in funding from the development of EMITASOL through completion of Phase III trials and the submission of a New Drug Application ("NDA") with the balance, if any, provided by Roberts. Upon approval of the NDA, Roberts can exercise its option to market EMITASOL in the United States, Canada and Mexico under the RiboGene patents by making a milestone payment at that time plus subsequent royalties on product sales.

6.   Sale of Discontinued Division

During the second quarter 1998, the Company sold the discontinued VRG division. The sale resulted in a net of tax gain of $1.3 million and a note was taken back for $9.7 million. A reserve was also established for final settlement of operational expenses subsequent to finalization of the contract of sale.

7.   New Product Acquisition

During the second quarter 1998, the Company acquired the US rights to market PENTASA, a patented gastrointestinal drug for ulcerative colitis, from Hoechst Marion Roussel (HMR) for a net cost of $135. million. The transaction involved a payment to HMR of $141.0 million and the Company received a note receivable for $6.2 million from HMR. A term loan for $125.0 million was taken out to help finance the transaction.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Six months ended June 30, 1998 and 1997

Revenues

Total revenue for the six months and quarter ended June 30, 1998 increased $20.6 million and $14.1 million respectively as compared with the first six months and quarter ended June 30, 1997. This increase was primarily due to an increase in revenues from product sales.

Sales

For the six months ended June 30, 1998, product sales increased
$19.8 million from $56.6 million to $76.4 million due primarily to the addition of PENTASA.

U.S. product sales increased $18.1 million from $41.4 million to $59.5 million. PENTASA, AGRYLIN and PROAMATINE provided $13.4, $3.2 and $3.7 million, respectively, of this increase. The COLACE line of products, posted a significant increase of $1.6 million over 1997 and sales of SLOWMAG exceeded 1997 sales of NORETHIN by $1.7 million. These increases were offset by a decrease in NOROXIN and EMINASE sales of $2.9 and $1.0 million, respectively. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $1.3 million from $8.9 million to $10.2 million. $1.0 million of this increase is due to increased sales of AGRYLIN. Sales of the Company's Canadian subsidiary increased slightly by $0.4 million from $6.3 million to $6.7 million.

Product sales in the second quarter increased $13.5 million from $30.3 million in 1997 to $43.8 million in 1998 due to the addition of PENTASA to the product mix. Second quarter product sales in the U.S. increased $11.9 million from $23.5 million in 1997 to $35.4 million in 1998. Sales in the U.K. increased $1.3 million to $4.9 million in second quarter 1998 from $3.6 million in 1998. Canada's second quarter sales increased to $3.4 million in 1998, a $0.3 million increase from 1997 second quarter sales of $3.1 million.

Cost of Sales

For the six months ended June 30, 1998, cost of sales amounted to 37.0% of product sales, a 6.5 percentage point decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is primarily the result of a change in product mix. Sales of NOROXIN, with a high cost of sales, decreased $2.9 million, while sales of higher margin products, including AGRYLIN, PROAMATINE and the newly acquired PENTASA increased significantly.

Research and Development

Research and Development expenses increased $2.5 million to $6.2 million and $1.7 million to $3.5 million during the six and three month periods, respectively, ended June 30, 1998 as compared to the comparable prior year periods. The largest component of this change is a $2.8 million spending increase for both new programs related to the compounds purchased in 1996 from Eli Lilly and continuing investment in STANATE and AGRYLIN.

Marketing Expenses

For the six months ended June 30, 1998, Marketing expenses increased $1.4 million from $15.9 million to $17.3 million. The largest components of the increase in marketing are PENTASA launch expense of $0.7 million, auto leasing expenses of $0.5 million, and television advertising expenses of $0.4 million. The auto leasing and advertising differences are due to timing. In 1997, advertising was concentrated in the second half of the year and the leasing contract did not commence until May. For the quarter ended June 30, 1998, Marketing expenses increased $0.5 million to $9.5 million.

Administrative Expenses

For the six months ended June 30, 1998, administrative expense increased $7.0 million to $18.1 million from $11.1 million. This increase was due primarily to an increase of $1.2 million in product intangible amortization expense due to the addition of PENTASA and a $5.0 million increase related to salaries and benefits, particularly stock appreciation rights (SARs). In order to mitigate the potential future compensation expense to the Company related to SARs, the Company accelerated the vesting of all SARs not yet vested, and the executive officers holding such SARs agreed to voluntarily exercise the outstanding SARs, thereby terminating any potential benefit from the SARs which such officers may have realized in the future. The exercise of all outstanding SARs during the current period resulted in a one time charge of $3.3 million, of which $0.7 million relates to accelerated vesting. In connection with the acceleration of vesting and the exercise of all outstanding SARs, the executive officers who exercised the SARs received options to purchase one share of the Company's Common Stock for each two SARs exercised. Additionally, a Supplemental Executive Retirement Plan was established in the second quarter 1998 and the related year to date expense of $0.9 million was included in second quarter administrative expense.

Administrative expenses increased $5.3 million from the second quarter 1997 to $10.9 million in the second quarter 1998 due to the same factors causing the year to date increase.

Interest Income and Expense

Interest income for the six months ended June 30, 1998, decreased $0.3 million as a result of a decrease in invested marketable securities due to utilization of funds for the purchase of the new distribution facility and improvements made to the Canadian manufacturing facility as well as debt payments on purchased products. Interest expense for the same period remained constant at $0.4 million.

Income Taxes

For the six months ended June 30, 1998 and 1997, income tax expense was calculated using normal US federal and state statutory rates for continuing operations, except for certain taxes related to foreign operations.The Company has recorded net deferred tax assets of approximately $17 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized; however, these assets could be reduced at any time if estimates of future taxable income are reduced.

Liquidity and Capital Resources

For the year to date June 30, 1998, operating cash inflows amounted to $11.1 million as a result of the Company's net income of $6.8 million enhanced by non-cash charges, primarily depreciation and amortization, as well as increases in payables and other current liabilities, offset by changes in accounts and notes receivable and inventory. As of June 30, 1998, the Company had cash, cash equivalents and marketable securities of $61.3 million.

Investing activities used $156.5 million, comprised primarily of $6.6 million in marketable securities redemptions, fixed and intangible asset purchases of $6.4 and $143.6 million, respectively.

Financing activities provided $117.2 million, including $15.3 million of payments on notes payable offset by proceeds from the issuance of Common and Preferred Stock of $7.5 million and receipts of $125.0 million from a five year term loan. This loan is the primary financing for the Company's purchase of PENTASA(R), a patented gastrointestinal drug for ulcerative colitis, from Hoechst Marion Roussel in April, 1998.

The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near-term and long-term debt obligations from previous product acquisitions as well as future acquisitions of new products and the completion of the capital improvements to the Canadian manufacturing facility.

In connection with the sale of VRG, the Company took back a note in the amount of $9.7 million.

Foreign Currency Fluctuations

Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Such fluctuations were not material for the second quarter 1998.

Item 6    Exhibits and Reports on Form 8K
          Reports on Form 8K


Date of Report

May 22, 1998   Roberts Pharmaceutical Corporation announced
               additions to its U.S. and Canadian management staffs and a reorganization of its U.S. sales and marketing department into separate Rx and Consumer
               Products Divisions.

June 17, 1998  Roberts Pharmaceutical announced it had agreed to out-license to Adolor Corporation, Malvern,
               Pennsylvania, the compound LY246736, a
               gastrointestinal agent in the early stages of development.

June 11, 1998  Roberts Pharmaceutical Corporation announced that the U.S. Department of Commerce, Patent and
               Trademark Office has approved the Company's patent for a new and highly improved process for manufacturing AGRYLIN. The process was developed by Roberts' scientists.

June 30, 1998  Roberts Pharmaceutical Corporation announced that it had completed a $125 million financing agreement with a syndicate of institutional investors and banks.

               The financing was arranged by DLJ Capital
               Corporation, a subsidiary of Donaldson, Lufkin &
               Jenrette. The financing consists of a five year term loan secured by the assets of the Company.

July 9, 1998   Roberts Pharmaceutical Corporation announced that
               it had entered into an agreement with RiboGene, Inc. whereby Roberts has been contracted to develop and has been granted an option to market exclusively, in the U.S., Canada and Mexico, RiboGene's EMITASOL, a Phase III intranasal delivery formulation of metoclopramide, already approved, in oral and injectable forms, for treatment of emesis (nausea and vomiting).

               In a separate transaction, Roberts will purchase
               $10 million of convertible preferred shares to be privately placed by RiboGene.

July 29, 1998  Roberts Pharmaceutical Corporation announced that the Israeli Ministry of Health approved the Company's new drug application for AGRYLIN as a treatment for essential thrombocythemia.

FORWARD LOOKING STATEMENTS

Certain statements included in Footnotes #1 and #5 and Items 2 and 6 of this form 10-Q are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The Registrant cautions readers that forward looking statements, including, without limitation, those relating to the Registrant's future business prospects, revenues, cost of sales, intangible dispositions and write-offs, continuing operations and discontinued operations, and liquidity and capital resources, are subject to certain risks and uncertainties, including, without limitation, the ability of the Registrant to secure regulatory approval in the United States and in foreign jurisdictions for the Registrant's developmental pipeline drugs, the efforts of the Registrant's competitors and the introduction of rival pharmaceutical products which may prove to be more effective than the Registrant's products, general market conditions, the availability of capital, and the uncertainty over the future direction of the healthcare industry, that could cause actual results to differ materially from those indicated in the forward looking statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:       8/13/98                   /s/    Peter M. Rogalin
       -------------------------   ------------------------------
                                   Peter M. Rogalin
                                   Vice President and Treasurer



Date:       8/13/98                   /s/    Peter M. Rogalin
       -------------------------   ------------------------------
                                   Peter M. Rogalin
                                   Chief Accounting Officer