Form 10-Q
period 1998-09-30
ROBERTS PHARMACEUTICAL CORP
filed 1998-11-13
CIK 853022

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number:  1-10432
September 30, 1998


                    ROBERTS PHARMACEUTICAL CORPORATION
          (Exact name of registrant as specified in its charter)


    NEW JERSEY                                               22-2429994
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  MERIDIAN CENTER II
  4 INDUSTRIAL WAY WEST
  EATONTOWN, NEW JERSEY                                       07724
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
                                                   Yes  X    No


              Class                              Outstanding Shares at
                                                 November 6, 1998
          Common Stock                           31,430,356

                    ROBERTS PHARMACEUTICAL CORPORATION

                                   INDEX

                                                          Page


Part I

          Item 1 - Financial Statements                     2

          Item 2 - Management's Discussion and Analysis     10


Part II

          Item 6 - Exhibits and Reports on Form 8-K         15


Signatures                                                  17

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                     September 30, 1998    December 31, 1997
                                     ------------------   ------------------
ASSETS:

  Current assets:
     Cash and cash equivalents             $ 15,440             $ 42,950
     Marketable securities                   45,450               39,887
     Accounts receivable, net                33,692               24,730
     Inventory                               25,434               19,826
     Notes receivable, current               14,500                  225
     Deferred tax assets                      4,962                4,962
     Net assets held for sale                     0                3,760
     Other current assets                     1,855                1,647
                                          ---------            ---------
     Total current assets                   141,333              137,987

  Fixed assets, net                          33,186               25,913
  Intangible assets                         321,387              190,724
  Notes receivable                            2,796                  729
  Deferred non-current tax asset              5,885               12,332
  Other assets                               10,326                  170
                                          ---------            ---------
     Total assets                          $514,913             $367,855
                                          =========            =========



















   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)



                                      September 30, 1998   December 31, 1997
                                      ------------------   -----------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $  9,013             $  8,037
     Accounts payable                        14,100               13,188
     Income taxes payable                     3,042                3,022
     Dividends payable                            0                  150
     Other current liabilities               22,177               15,584
                                          ---------            ---------
     Total current liabilities               48,332               39,981

  Long-term debt, excluding
     current installments                   130,302               10,327
  Deferred income                             1,949                    0
  Other liabilities                               0                  244

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, 0 and
     475,654 outstanding                          0                   48

     Common stock, $.01 par,
     100,000,000 shares authorized,
     31,413,419 and 29,414,440
     outstanding                                319                  299

     Additional paid-in capital             380,546              372,384
     Cumulative translation adjustments      (2,531)              (1,250)
     Retained earnings (deficit)            (43,767)             (53,941)
     Treasury stock, 387,594 shares
     of common stock, at cost                  (237)                (237)
                                          ---------            ---------
     Total shareholders' equity             334,330              317,303
                                          ---------            ---------
     Total liabilities and
       shareholders' equity               $ 514,913            $ 367,855
                                          =========            =========







   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)



                                  For the nine months    For the three months
                                   ended September 30,    ended September 30,
                                      1998       1997        1998       1997
                                  --------   --------    --------   --------
Sales and Revenue:
 Sales                            $118,720   $ 84,973    $ 42,336   $ 28,357
 Other revenue                       1,205        285         378        285
                                  --------   --------    --------   --------
Total sales and revenue            119,925     85,258      42,714     28,642
                                  --------   --------    --------   --------
Operating costs and expenses:
 Cost of sales                      43,360     38,680      15,099     14,047
 Research & Development              8,942      5,747       2,774      2,090
 Marketing                          25,708     25,562       8,330      9,596
 Administration                     25,463     16,972       7,378      5,876
                                  --------   --------    --------   --------
Total operating costs & expenses   103,473     86,961      33,581     31,609
                                  --------   --------    --------   --------
Operating income                    16,452     (1,703)      9,133     (2,967)
                                  --------   --------    --------   --------
Other income (expense):
 Interest income                     3,260      3,986         874      1,277
 Interest expense                   (3,450)      (594)     (2,984)      (162)
 Foreign currency gain (loss)          (79)         7         (54)        71
 Other income(expense), net           (113)    (2,378)        (14)    (2,330)
                                  --------   --------    --------   --------
Total other income                    (382)     1,021      (2,178)    (1,144)
                                  --------   --------    --------   --------
Income before income taxes          16,070       (682)      6,955     (4,111)
                                  --------   --------    --------   --------
Provision for income taxes           5,862        115       2,278     (1,116)
                                  --------   --------    --------   --------
Net income                        $ 10,208   $   (797)   $  4,677   $ (2,995)
                                  ========   ========    ========   ========
Net income per share of common stock,
 basic and diluted:                $  0.33   $  (0.05)   $   0.15   $  (0.11)
                                 =========   ========    ========   ========
Weighted average number of common
 shares outstanding:
 Basic                          30,911,802 29,162,336  31,393,572 28,426,480
 Diluted                        31,296,721 29,162,336  31,778,492 28,183,685












   The accompanying notes are an integral part of these financial statements.

                     ROBERTS PHARMACEUTICAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)


                                 For the nine months     For the three months
                                 ended September 30,     ended September 30,
                                   1998         1997       1998         1997
                               --------    ---------   --------    ---------
Net income                     $ 10,208    $    (797)  $  4,677    $  (2,995)
                               --------    ---------   --------    ---------
Other comprehensive income:

 Foreign currency translation
   adjustment                    (1,281)        (264)      (817)         (91)
                               --------    ---------   --------    ---------
Other comprehensive income       (1,281)        (264)      (817)         (91)
                               --------    ---------   --------    ---------
Comprehensive income           $  8,927    $  (1,061)  $  3,860    $  (3,086)
                               ========    =========   ========    =========







































   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       For the nine months
                                                       ended September 30,
                                                    1998                1997
                                                  --------          --------
Cash flows provided by operating activities:       $14,722           $ 2,653
                                                  --------          --------
Cash flows from investing activities:
   Purchase of marketable securities                (5,563)           (3,797)
   Purchases of intangible assets                 (153,733)           (2,020)
   Purchases of fixed assets                        (9,000)           (4,593)
   Collection of notes receivable                      356               717
                                                  --------          --------
       Net cash used in investing activities      (167,940)           (9,693)
                                                  --------          --------
Cash flows from financing activities:
   Debt financing                                  125,000              ---
   Payments on notes payable and
     long term debt                                 (7,496)           (6,588)
   Net proceeds from issuance of
     common stock                                    3,643             1,013
   Net proceeds from issuance of
     5% Preferred stock                              4,492             5,042
   5% Preferred stock dividends paid                   (34)           (1,481)
                                                  --------          --------
       Net cash provided by (used in)
          financing activities                     125,605            (2,014)
                                                  --------          --------
Exchange rate changes on cash and
   cash equivalents                                    103                 4
                                                  --------          --------
Change in cash and cash equivalents                (27,510)           (9,050)
Beginning cash and cash equivalents                 42,950            87,125
                                                  --------          --------
Ending cash and cash equivalents                   $15,439           $78,075
                                                  ========          ========
Supplemental cash flow information:
   Interest paid                                  $  1,859           $   823
   Income taxes paid                              $     11           $     8









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

The adoption of this Statement will not have an impact on the Company's consolidated results of operations, financial position or cash flow for the year ended December 31, 1998.

Reclassification

Certain items have been reclassified between income statement line items to conform to the current year presentation. These items are not material.

2.   Inventory

Inventory at September 30, 1998 consists of:

          Raw Materials       $ 4,227
          Work in Progress      1,106
          Finished Goods       20,101
                              -------
          Total               $25,434
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

5.   Investment in RiboGene, Inc.

During the third quarter, the Company made an investment of $10 million in the convertible preferred stock of RiboGene, Inc., a drug discovery company targeting infectious diseases. The shares have no voting rights. The investment will be carried at the cost method, and none of the operating results of RiboGene will be included in Roberts' income statement. One-third of the preferred stock is convertible to common stock of RiboGene at each of the first three anniversary dates of the investment at a conversion price of $7.00 per share.

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

6.   Sale of Discontinued Division

During the second quarter 1998, the Company sold the discontinued VRG division and a note receivable was taken back for $9.7 million. A reserve was also established for final settlement of operational expenses subsequent to finalization of the contract of sale. At the time of the sale the Company recognized a net of tax gain of $1.3 million. However, the Company did not receive, in a timely fashion, certain payments on this note which were due in the third quarter. The Company decided it was appropriate for accounting purposes to reverse the second quarter gain on the sale and, instead, record before tax deferred income of $1.9 million. This adjustment to income has been reflected in the restated second quarter results.

7.   New Product Acquisition

During the second quarter 1998, the Company acquired the US rights
to market PENTASA   , a patented gastrointestinal drug for ulcerative
colitis, from Hoechst Marion Roussel (HMR) for a net cost of $135 million. The transaction involved a payment to HMR of $141.0 million and the Company received a note receivable for $6.2 million from HMR. A term loan for $125.0 million was taken out to help finance the transaction.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Nine months ended September 30, 1998 and 1997

Revenues

Total revenue for the nine months and quarter ended September 30, 1998 increased $34.6 million and $14.1 million respectively as compared with the nine months and quarter ended September 30, 1997. This increase was primarily due to an increase in revenues from product sales.

Sales

For the nine months ended September 30, 1998, product sales increased $33.7 million from $85.0 million to $118.7 million due primarily to the addition of PENTASA.

U.S. product sales increased $31.5 million from $62.3 million to $93.8 million. PENTASA, AGRYLIN and PROAMATINE

    provided $20.9,
$11.4 and $7.1 million, respectively, of this increase. These increases were offset by a decrease in NOROXIN and EMINASE

    sales
of $6.5 and $1.0 million, respectively. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $1.7 million from $13.5 million to $15.2 million. $1.5 million of this increase is due to increased sales of AGRYLIN. Sales of the Company's Canadian subsidiary increased slightly by $0.6 million from $9.1 million to $9.7 million despite the negative impact of unfavorable foreign exchange rate changes.

Product sales in the third quarter increased $14.0 million from $28.3 million in 1997 to $42.3 million in 1998 due to the addition of PENTASA to the product mix and to increased sales of AGRYLIN. Third quarter product sales in the U.S. increased $13.3 million from $21.0 million in 1997 to $34.3 million in 1998. Sales in the U.K. increased $0.4 million to $5.0 million in third quarter 1998 from $4.6 million in 1998. Canada's third quarter sales increased to $3.1 million in 1998, a $0.3 million increase from 1997 third quarter sales of $2.8 million.

Cost of Sales

For the nine months ended September 30, 1998, cost of sales amounted to 36.5% of product sales, a 9.0 percentage point decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is primarily the result of a change in product mix. Sales of NOROXIN, with a high cost of sales, decreased $6.5 million, while sales of higher margin products, including AGRYLIN, PROAMATINE and the newly acquired PENTASA increased significantly.

Research and Development

Research and Development expenses increased $3.2 million to $8.9 million and $0.7 million to $2.8 million during the nine and three month periods, respectively, ended September 30, 1998 as compared to the comparable prior year periods. The largest component of this change is a $3.3 million spending increase for both new programs related to the compounds licensed in 1996 from Eli Lilly and continuing investment in STANATE and AGRYLIN.

Marketing Expenses

For the nine months ended September 30, 1998, Marketing expenses increased $0.1 million to $25.7 million. This is due to increases in salaries and meetings being offset by decreases in advertising and agency fees. For the quarter ended September 30, 1998, Marketing expenses decreased $1.3 million to $8.3 million. Decreases in sales aids, television and journal advertising, and meetings and seminars account for this decrease. This is partly due to timing, but primarily due to the fact that two new products were launched in 1997, requiring higher levels of expenditure at that time to increase product recognition in the marketplace.

Administrative Expenses

For the nine months ended September 30, 1998, Administrative expense increased $8.5 million to $25.5 million from $17.0 million. This increase was due primarily to an increase of $2.3 million in product intangible amortization expense due to the addition of PENTASA and a $4.4 million increase related to salaries and benefits, particularly the stock appreciation rights (SARs) and the Supplemental Executive Retirement Plan (SERP) which was established in the second quarter 1998. The related year to date expense for the SERP is $1.4 million.

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

Administrative expenses increased $1.5 million from the third quarter 1997 to $7.4 million in the third quarter 1998 due largely to the increase in amortization expense with the addition of PENTASA to the product mix.

Interest Income and Expense

Interest income for the nine months ended September 30, 1998, decreased $0.7 million as a result of a decrease in invested marketable securities due to utilization of funds for the purchase of PENTASA, the purchase of the new distribution facility, and improvements made to the Canadian manufacturing facility as well as debt payments on products purchased in prior years. Interest expense for the same period increased to $3.4 million from $0.6 million as a result of interest expense on the loan to finance the purchase of PENTASA.

Income Taxes

For the nine months ended September 30, 1998 and 1997, income tax expense was calculated using normal US federal and state statutory rates, except for certain taxes related to foreign operations. The Company has recorded net deferred tax assets of approximately $11 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized; however, these assets could be reduced at any time if estimates of future taxable income are reduced.

Liquidity and Capital Resources

For the nine months ended September 30, 1998, operating cash inflows amounted to $14.7 million as a result of the Company's net income of $10.2 million enhanced by non-cash charges, primarily depreciation and amortization, as well as increases in payables and other current liabilities, offset by changes in accounts and notes receivable and inventory. As of September 30, 1998, the Company had cash, cash equivalents and marketable securities of $61.3 million.

Investing activities used $167.9 million, comprised primarily of $5.6 million in marketable securities purchases, fixed and intangible asset purchases of $9.0 and $153.7 million, respectively.

Financing activities provided $125.6 million, including $7.5 million of payments on notes payable offset by proceeds from the issuance of Common and Preferred Stock of $8.1 million and receipts of $125.0 million from a five year term loan. This loan is the primary financing for the Company's purchase of PENTASA, a patented gastrointestinal drug for ulcerative colitis, from Hoechst Marion Roussel in April, 1998.

The Company will use its existing cash and securities balances and cash generated from operations to fund its operating activities and its near-term and long-term debt obligations from previous product acquisitions as well as potential future acquisitions of new products and the completion of the capital improvements to the Canadian manufacturing facility.

In connection with the sale of VRG, the Company took back a note in the amount of $9.7 million.

Foreign Currency Fluctuations

Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Fluctuations for the British pound were not material for the first nine months of 1998. Due to the weakening of the Canadian dollar in 1998, the cumulative foreign currency translation balance has increased by $1.4 million for the nine months ended September 30, 1998. These amounts are accumulated and reported separately in the Shareholder's Equity section.

Year 2000 Conversion Project

The year 2000 conversion problem arises from the inability of some information systems and other date-sensitive equipment with embedded chips or processors to properly recognize and process information after January 1, 2000. The Company's project is proceeding on schedule. The four main areas being addressed are financial systems, non-financial systems, customers and suppliers readiness and other date-sensitive equipment.

Over the past year, the Company has replaced or upgraded much of its software and systems in the normal course of business. The financial system was replaced with an Enterprise Reporting System which the developer states is 2000 compliant. The Company intends to obtain and review the developer's certification documentation. The system was implemented in the U.S. in April, 1998, due to the need for an integrated, more advanced system to link the Finance and Sales departments located at headquarters with the new distribution facility. The Canadian and U.K. subsidiaries are on schedule to move to the new financial system on January 1, 1999. These upgrades are also due to reporting requirements and not 2000 compliance. After the upgrades are complete, the three financial locations will be electronically linked, enabling more timely completion of financial requirements. Non-financial software and hardware was also replaced in the normal course of business as the previous systems were outdated.

The manufacturing plant, located in Canada, which was purchased by the Company in 1997, required various upgrades to the operating systems. New hardware and upgraded software was installed. The hardware was installed to replace outdated processing equipment.
The software was installed to ensure 2000 compliance.  The
Company's investment in this software was approximately $225 thousand U.S. dollars.

One of the Company's customers requires the Company to meet certain electronic data interface (EDI) requirements related to year 2000 compliance in order for the customer to continue its relationship with the Company. The Company anticipates completing these requirements before the end of 1998 and will be able to interface with other suppliers and customers that are 2000 compliant. Approximately 50 to 60 percent of the Company's sales are currently made through EDI, through primarily one clearinghouse. This clearinghouse is 2000 compliant and upgrades non-2000 compliant incoming transmissions to compliant transmissions. In the event that a non-compliant customer could not interface electronically, orders can be transmitted via phone, fax or mail, and therefore no disruption of sales would be expected.

The Company is attempting to ascertain the compliance of other customers and suppliers, including the Company's toll manufacturers, through the means of a questionnaire. This program is ongoing and assessments regarding additional work necessary will be made as responses are received. In the event that any of the Company's significant customers or suppliers do not achieve compliance on a timely basis, the Company's business or operations could be adversely impacted if new customers or alternate suppliers can not be found.

Other date-sensitive equipment includes primarily telephones and building issues such as heating and lighting systems. The telephone system at the U.S. headquarters was replaced in 1998 in the normal course of business as the lease on the former system expired. The new system is compliant. The phone systems at the distribution facility and at the U.K. location will be replaced by the first quarter of 1999 as they are not currently 2000 compliant. The total cost of these new systems is approximately $70 thousand. The Company has received assurances that the building systems are compliant and will be obtaining documentation to that effect over the next several months.

In accordance with the Company's fixed asset capitalization policy, the hardware, software and phone systems purchased will be added to fixed assets and amortized over the appropriate useful life. The Company has not retained any consultants nor hired additional employees to assist in achieving compliance.

Based on the Company's progress to date and timeline to complete the work on the Year 2000 compliance issue, the Company does not foresee significant financial or operational risks associated with its compliance at this time. However, these expectations are subject to uncertainties. These include, but are not limited to the ability to assess suppliers and customers readiness, failure to identify all susceptible systems and the availability and cost of personnel necessary to remediate any unforeseen problems.

Item 6    Exhibits and Reports on Form 8K
          Reports on Form 8K


Date of Report

Sept 3, 1998   Roberts Pharmaceutical Corporation announced the
               election of Joseph E. Smith to its Board of Directors. Roberts Board now consists of nine members and Mr. Smith is the fifth outside director.

Sept 23, 1998  Roberts Pharmaceutical Corporation announced that its founder and Executive Chairman, Dr. Robert A. Vukovich, has retired from active employment with the Company. He will continue to serve as Chairman of the Company's Board of Directors and as a consultant for drug development and strategic planning. John T. Spitznagel, who was appointed to succeed Dr. Vukovich in September 1997 continues to manage the Company as President and Chief Executive Officer. Roberts Board of Directors now consists of six non-employee members and three corporate officers.

Oct 13, 1998   Roberts Pharmaceutical Corporation announced that,
               based on preliminary unaudited data, the Company expected to report a strong profit for the third quarter ended September 30, 1998. Roberts expected third quarter 1998 per share earnings to exceed the high end of the First Call estimate range of $0.10 to $0.13.

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



Date:   November 13, 1998          /s/    Peter M. Rogalin
        -----------------          ----------------------------
                                   Peter M. Rogalin
                                   Vice President and Treasurer



Date:   November 13, 1998          /s/    Peter M. Rogalin
        -----------------          ----------------------------
                                   Peter M. Rogalin
                                   Chief Accounting Officer