Form 10-Q/A
period 1998-06-30
ROBERTS PHARMACEUTICAL CORP
filed 1998-11-25
CIK 853022

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
                                                   Yes  X    No


              Class                              Outstanding Shares at
                                                 October 26, 1998
          Common Stock                           31,419,012

                      ROBERTS PHARMACEUTICAL CORPORATION

                                     INDEX

                                                          Page


Part I

          Item 1 - Financial Statements                     2


Signatures                                                  10

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                      June 30, 1998      December 31, 1997
                                      -------------      -----------------
ASSETS:

  Current assets:
     Cash and cash equivalents             $ 14,808             $ 42,950
     Marketable securities                   46,508               39,887
     Accounts receivable, net                38,041               24,730
     Inventory                               25,619               19,826
     Notes receivable, current               15,923                  225
     Deferred tax assets                      4,962                4,962
     Net assets held for sale                     0                3,760
     Other current assets                     2,608                1,647
                                          ---------            ---------
     Total current assets                   148,469              137,987

  Fixed assets, net                          31,505               25,913
  Intangible assets                         324,893              190,724
  Notes receivable                              584                  729
  Deferred non-current tax asset             12,332               12,332
  Other assets                                  194                  170
                                          ---------            ---------
     Total assets                          $517,977             $367,855
                                          =========            =========









   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                       June 30, 1998      December 31, 1997
                                       -------------      -----------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $  9,235             $  8,037
     Accounts payable                        17,584               13,188
     Income taxes payable                     7,108                3,022
     Dividends payable                            0                  150
     Other current liabilities               21,942               15,584
                                          ---------            ---------
     Total current liabilities               55,869               39,981

  Long-term debt, excluding
     current installments                   130,302               10,327
  Deferred income                             1,949                    0
  Other liabilities                               0                  244

  Shareholders' equity:
     Class B preferred stock,
     $.10 par 10,000,000 shares
     authorized, 808,822 and
     2,721,030 outstanding                        0                   48

     Common stock, $.01 par,
     100,000,000 shares authorized,
     27,883,309 and 22,961,707
     outstanding                                343                  299

     Additional paid-in capital             379,909              372,384
     Cumulative translation adjustments      (1,714)              (1,250)
     Retained earnings (deficit)            (48,444)             (53,941)
     Treasury stock, 387,594 shares
     of common stock, at cost                  (237)                (237)
                                          ---------            ---------
     Total shareholders' equity             329,857              317,303
                                          ---------            ---------
     Total liabilities and
       shareholders' equity               $ 517,977            $ 367,855
                                          =========            =========





   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)
                                  (Unaudited)


                                     For the six months    For the three months
                                        ended June 30,        ended June 30,
                                       1998       1997       1998       1997
                                     -------    -------    -------   --------
Sales and Revenue:
 Sales                               $76,384    $56,616    $43,796    $30,286
 Other revenue                           827          0        568          0
                                     -------    -------    -------    -------
Total sales and revenue               77,211     56,616     44,364     30,286
                                     -------    -------    -------    -------
Operating costs and expenses:
 Cost of sales                        28,261     24,633     15,658     12,981
 Research & Development                6,168      3,657      3,508      1,823
 Marketing                            17,378     15,966      9,515      9,029
 Administration                       18,085     11,096     10,898      5,612
                                     -------    -------    -------    -------
Total operating costs & expenses      69,892     55,352     39,579     29,445
                                     -------    -------    -------    -------
Operating income                       7,319      1,264      4,785        841
                                     -------    -------    -------    -------
Other income (expense):
 Interest income                       2,386      2,709      1,113      1,541
 Interest expense                       (466)      (432)      (197)      (178)
 Foreign currency gain (loss)            (25)       (64)         1        (51)
 Other income(expense), net              (99)       (48)       (56)       (48)
                                     -------    -------    -------    -------
Total other income                     1,796      2,165        861      1,264
                                     -------    -------    -------    -------
Income from continuing operations
 before income taxes                   9,115      3,429      5,646      2,105

Provision for income taxes             3,584      1,231      2,260        817
                                     -------    -------    -------    -------
Net income                           $ 5,531    $ 2,198    $ 3,386    $ 1,288
                                     =======    =======    =======    =======
Net income per share of common stock,
 basic and diluted:                  $  0.18    $  0.06    $  0.11    $  0.04
                                     =======    =======    =======    =======
Weighted average number of common
 shares outstanding:
 Basic                            30,134,518 27,883,309 31,143,362 27,613,736
 Diluted                          30,342,548 28,885,892 31,351,392 28,616,319











   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                 For the six months     For the three months
                                    ended June 30,          ended June 30,
                                   1998         1997       1998         1997
                              ---------    ---------  ---------    ---------
Net income                     $  5,531    $   2,858   $  3,386    $   1,288
                              ---------    ---------  ---------    ---------
Other comprehensive income:

 Foreign currency translation
   adjustment                      (464)        (173)      (667)          67
                              ---------    ---------  ---------    ---------
Other comprehensive income         (464)        (173)      (667)          67
                              ---------    ---------  ---------    ---------
Comprehensive income           $  5,067    $   2,685   $  2,719    $   1,355
                              =========    =========  =========    =========















   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                     For the six months
                                                        ended June 30,
                                                    1998               1997
                                                 ---------        ---------
Cash flows provided by operating activities:       $11,137          $ 4,479
                                                 ---------        ---------
Cash flows from investing activities:
   (Purchase) redemption of marketable securities   (6,620)          (1,536)
   Purchases of intangible assets                 (143,654)          (2,990)
   Purchases of fixed assets                        (6,392)            (382)
   Collection of notes receivable                      171              610
       Net cash provided by (used in)            ---------        ---------
          investing activities                    (156,495)          (4,298)
                                                 ---------        ---------
Cash flows from financing activities:
   Debt financing                                  125,000             ---
   Payments on notes payable and
     long term debt                                (15,291)          (5,795)
   Net proceeds from issuance of
     common stock                                    3,029              828
   Net proceeds from issuance of
     5% Preferred stock                              4,492            1,000
   5% Preferred stock dividends paid                   (34)          (1,229)
       Net cash used in                          ---------        ---------
          financing activities                     117,196           (5,196)
                                                 ---------        ---------
Exchange rate changes on cash and
   cash equivalents                                     20              (24)
                                                 ---------        ---------
Change in cash and cash equivalents                (28,142)          (5,039)
Beginning cash and cash equivalents                 42,950           87,125
                                                 ---------        ---------
Ending cash and cash equivalents                   $14,808          $82,086
                                                 =========        =========
Supplemental cash flow information:
   Interest paid                                  $    729          $   934
   Income taxes paid                              $     11          $     8








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

Reclassification

Certain items have been reclassified to conform to the current year presentation. These items are not material.

2.   Inventory

Inventory at June 30, 1998 consists of:

          Raw Materials       $ 4,528
          Work in Progress      1,087
          Finished Goods       20,004
                             --------
          Total               $25,619
                             ========

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

6.   Sale of Discontinued Division

During the second quarter 1998, the Company sold the discontinued VRG division and a note was taken back for $9.7 million. As the first scheduled payment owed to the Company was not made on a timely basis, deferred income of $1.9 million was recorded, pending receipt of future payments on the note. If all payments are received, a gain of $1.3 million, net of tax, will be recorded on the discontinued operations line. A reserve was also established for settlement of operational expenses subsequent to finalization of the contract of sale.

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


Date:   November 25, 1998          /s/    Peter M. Rogalin
        -----------------          Peter M. Rogalin
                                   Vice President and Treasurer



Date:   November 25, 1998          /s/    Peter M. Rogalin
        -----------------          Peter M. Rogalin
                                   Chief Accounting Officer