Form 10-K
period 1998-12-31
ROBERTS PHARMACEUTICAL CORP
filed 1999-03-26
CIK 853022

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                         or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10432
------------------------------

                       ROBERTS PHARMACEUTICAL CORPORATION
                   -----------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                   22-2429994
--------------------------------                -------------------------------
 (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

      Meridian Center II
    4 Industrial Way West
       Eatontown, New Jersey                                  07724
--------------------------------                -------------------------------
      (Address of principal                                 (Zip Code)
      executive offices)
                         Registrant's telephone number,
                      including area code:  (732) 676-1200

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
Title of each class                         on which registered
-------------------                        ---------------------

Common Stock $.01 par value per share      American Stock Exchange

Rights                                     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

                                     None
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock, $.01 par value per share (the "Common Stock"), of the Registrant held by non-affiliates of the Registrant, as determined by reference to the last sale price of the Common Stock as reported by the American Stock Exchange as of March 9, 1999 was $822,611,808.

     As of March 9, 1999, the number of outstanding shares of Common Stock was 31,563,043.

    Documents incorporated by      Part of Form 10-K into which
    reference into this report     document is incorporated
    --------------------------     ----------------------------

     Proxy Statement for the                   Part III
     Annual Meeting of Shareholders
     to be held in May 1999.

Forward Looking Statements

          Certain statements included in (i) Item 1(c) Description of Business with respect to the Registrant's development of its proprietary pipeline products and with respect to the Registrant's newly acquired manufacturing and distribution facilities and with respect to certain discontinued operations of the Registrant; (ii) Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations; and (iii) the notes to the Registrant's consolidated financial statements herein, are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The Registrant cautions readers that forward looking statements, including, without limitation, those relating to the Registrant's future business prospects, revenues, cost of sales, intangible dispositions and write-offs, continuing operations and discontinued operations, and liquidity and capital resources, are subject to certain risks and uncertainties, including, without limitation, the ability of the Registrant to secure regulatory approval in the United States and in foreign jurisdictions for the Registrant's developmental pipeline drugs, the efforts of the Registrant's competitors and the introduction of rival pharmaceutical products which may prove to be more effective than the Registrant's products, general market conditions, the availability of capital, and the uncertainty over the future direction of the healthcare industry, that could cause actual results to differ materially from those indicated in the forward looking statements.

                                     PART I
Item 1.  Business

(a)  General Development of Business

     Roberts Pharmaceutical Corporation (the "Company") is an international pharmaceutical company which licenses, acquires, develops and commercializes post-discovery drugs in selected therapeutic categories. The Company was incorporated under the laws of the State of New Jersey in 1982 and commenced operations in 1983. In 1988, its name was changed to Roberts Pharmaceutical Corporation from VRG International, Inc. The Company's executive offices are located at Meridian Center II, 4 Industrial Way West, Eatontown, New Jersey 07724, and its telephone number is (732) 676-1200. As used herein, the term the "Company" refers to Roberts Pharmaceutical Corporation and its subsidiaries unless the context indicates otherwise.

(b)  Financial Information about Industry Segments

     Substantially all revenues, operating profits or losses and assets of the Company are attributable to one line of business, the acquisition, development and sale of pharmaceutical products, primarily prescription pharmaceutical products, in three segments, the United States, Canada and the United Kingdom.

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

     The Company has a broad product portfolio including PROAMATINE(R) and AGRYLIN, which are the Company's first proprietary drugs approved by the U.S. Food and Drug Administration (the "FDA") and PENTASA(R), a drug for the treatment of ulcerative colitis. See "Approved Pipeline Products." In addition, the Company has a number of other proprietary late-stage development products in the Company's pipeline. See "Late-Stage Development Products."

     With a view toward focusing on its core business of licensing, acquiring, developing, marketing and selling prescription pharmaceuticals, the Company completed in 1998 the divestiture of the last of its non-core businesses including VRG International, Inc. and its homecare and medical products divisions. See Notes to Consolidated Financial Statements - Note 15.

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

     The FDA approved PROAMATINE pursuant to its accelerated approval process for new drugs for serious or life threatening illnesses. There are no other FDA approved treatments available for orthostatic hypotension. Other current therapies used to treat the condition are associated with significant adverse side effects such as potassium reduction, fluid retention and cardiac and central nervous system disorders. The Company is conducting post-approval and post-launch (Phase IV) studies of PROAMATINE required as part of the FDA approval. PROAMATINE is in Phase II trials for stress urinary incontinence.
See "Late Stage Development Products - Therapeutic Category - Urology."

     PROAMATINE for orthostatic hypotension has been designated by the FDA as an "Orphan Drug" under the Orphan Drug Act of 1983 (the "Orphan Drug Act"), which provides the Company with a seven year period of market exclusivity in the United States from the date of the FDA approval. See "Government Regulation."

     In 1990, the Company was granted approval by the Irish National Drugs Advisory Board to market PROAMATINE for use in the treatment of orthostatic hypotension in Ireland, where the drug is sold under the name MIDON(R). In 1991, the Company obtained regulatory approval for the sale in Canada of PROAMATINE for use in the treatment of orthostatic hypotension, where the drug is sold under the name AMATINE(R). AMATINE is sold in Canada by the Company's licensee, Knoll Pharma Inc. ("Knoll") (formerly Boots Pharmaceuticals Ltd.). In December, 1997 the Company filed an application in the United Kingdom for the approval to market PROAMATINE under the name MIDON(R) for the treatment of orthostatic hypotension.

     AGRYLIN. In 1991, the Company obtained an exclusive worldwide license from Bristol-Myers Squibb to develop, market and sell AGRYLIN (anagrelide), which has been developed as an oral treatment for thrombocytosis, a blood disorder characterized by high blood platelet counts which could result in an abnormally high incidence of adverse blood clotting events, including heart attack and stroke. There is evidence that some patients with increased platelet counts have thrombosis or hemorrhage which can be treated successfully by lowering the platelet count. AGRYLIN is intended to inhibit excessive platelet production and reduce the morbidity and mortality of heart attack and stroke in thrombocytosis patients.

     In March 1997, the Company received notification from the FDA that the Company's NDA for AGRYLIN was approved. The Company commenced active marketing and sales activities with respect to AGRYLIN in the second quarter of 1997. There is no other FDA approved treatment available for thrombocytosis. Other current therapies used to reduce excessive platelet production have distinct disadvantages, such as leukemogenesis, leukopenia and anemia. Further, AGRYLIN has been designated by the FDA as an Orphan Drug, a status which entitles the Company to seven years of market exclusivity. In December 1997, the Company filed an application with the FDA a status which entitles the Company to seven years of market exclusivity to expand the indications of AGRYLIN to include polycythemia vera. In December 1998, the Company received approval for the expanded indication for AGRYLIN for thrombocytosis secondary to myeloproliferative diseases, including Polycythemia Vera and Chronic Myelogenous Leukemia.

     In June 1998, the U.S. Department of Commerce, Patent and Trademark Office issued to the Company a patent covering a new and highly improved process for manufacturing anagrelide Hcl, the active ingredient in AGRYLIN. Currently, anagrelide is commercially prepared utilizing a time consuming and difficult synthesis involving a starting material possessing environmentally unfriendly properties. The new process, which eliminates this precursor material and greatly simplifies the synthesis, represents both an environmentally sound and a significantly more economical method of manufacture. The patent for this new process expires in 2017.

     The Company has received approval of its New Drug Submission ("NDS") from the Health Protection Branch, Canada ("HPB") for the sale of AGRYLIN in the Canadian market, and has begun marketing the drug in Canada.

     The Company has concluded distribution arrangements for AGRYLIN in Scandinavia, Australia, Korea and Israel and intends to pursue such arrangements in other geographic locations such as Japan, other Asian countries and Latin America.

     Prescription Pharmaceutical Products

     In addition to developing its proprietary pipeline products, the Company's principal objective is to concentrate its operations primarily on licensing, acquiring, developing, marketing and selling prescription pharmaceutical products. To enhance the Company's presence in its targeted therapeutic categories, the

Company has acquired marketed prescription pharmaceutical products from various pharmaceutical companies. These product lines generate cash flow, which contributes partial financial support to the Company's drug development activities, and provides enhanced product sales opportunities for the Company's sales force. Further, the sale of prescription pharmaceutical products has enabled the Company to establish marketing channels in its targeted therapeutic categories which the Company uses to market PENTASA, PROAMATINE and AGRYLIN and expects to use to market its other late-stage development products if such products are approved for sale.

     Over the last five years, the Company has acquired the United States and/or foreign product rights for many prescription pharmaceutical products from various pharmaceutical manufacturers such as Hoechst Marion Roussel ("HMR"), Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Glaxo Canada, Inc. ("Glaxo Canada"), Du Pont Merck Pharmaceutical Company ("Du Pont Merck"), Merck and Co., Inc. ("Merck"), G.D. Searle & Co. ("G.D. Searle"), SmithKline Beecham plc ("SmithKline Beecham") and Wyeth Laboratories, U.K. Certain of these products are: NOROXIN(R), an antibiotic used for the treatment of urinary tract infections; TIGAN(R), a drug used to control nausea and vomiting; EMINASE(R), a thrombolytic agent used in the treatment of acute myocardial infarction to dissolve blood clots obstructing coronary arteries; NORPACE(R) and TRANDATE(R) in Canada, SALUTENSIN(R), SALURON(R), ETHMOZINE(R), NITRODISC, cardiovascular products; FLORINEF(R), for adrenocortical insufficiency; MAXOLON(R), a gastro-intestinal agent used for treatment of nausea and vomiting associated with cancer chemotherapy; MINTEC(R), a gastro-intestinal drug used for symptomatic relief of irritable bowel and spastic colon syndromes in adults; ESTRACE(R), a line of estrogen replacement therapy products used for symptomatic relief of menopausal symptoms and for the prevention of osteoporosis sold in Canada; and MEPTID(R) and LODINE(R), analgesic agents. In April 1998, the Company acquired exclusive U.S. marketing rights to PENTASA(R), a patented gastrointestinal drug for the treatment of ulcerative colitis from HMR, which has become the Company's largest selling drug.

     As part of the Company's divestiture activities, in 1998 the Company completed the sale of its ENTUSS(R), COMHIST(R) and CHERACOL(R) lines of cough/cold products.

     Nonprescription Pharmaceutical Products

     In order to facilitate the growth of the Company's business, the Company had always focused a part of its operations on the acquisition, marketing and sale of nonprescription pharmaceutical products. Some of the nonprescription pharmaceutical products acquired from various pharmaceutical companies and which are marketed by the Company are: COLACE(R), PERI-COLACE(R), SQUIBB(R) mineral oil, SQUIBB(R) Glycerin Suppositories and SQUIBB(R) Cod Liver Oil, used in the treatment of gastrointestinal disorders and SLOW-MAG(R), a magnesium supplement.

     In August 1995, the Company identified the sale of nonprescription pharmaceuticals as a non-core business activity and made the decision to divest most of the products it had acquired. The Company divested a substantial portion of its nonprescription products during 1996. The Company has retained and will continue to sell, and under the right circumstances may acquire, only certain well known, high volume nonprescription pharmaceutical products, such as COLACE, PERI-COLACE, and SLOW-MAG that do not require significant promotional outlays to establish and maintain consumer brand recognition and the demand for which is not susceptible to uncontrollable seasonal factors.

     In October 1998, the Company completed the divestiture of its CHERACOL(R) line of cough/cold products.

     Late-Stage Development Products

     The Company has a portfolio of several late-stage development products discussed below. Rights to these late-stage development products were acquired by the Company after substantial value had been added to the products through research activities conducted by others. The Company's objective is to continue the development of these late-stage products and bring them to market as has been accomplished with PROAMATINE and AGRYLIN. There can be no assurance that regulatory approval of the late-stage developmental products will be obtained in the United States or abroad. The Company intends to contract-out the development of several of its late stage development products, utilizing contract clinical research organizations. Sales of products acquired from other pharmaceutical companies, and sales of the Company's prescription and nonprescription pharmaceutical products, have enabled the Company to develop a marketing and sales infrastructure to facilitate sales of these late-stage products, if approved.

     Therapeutic Category - Gastroenterology

     In July 1998, the Company entered into an arrangement with Ribogene, Inc. whereby the Company has been granted an exclusive license to market, distribute and sell the product EMITASOL(R) for the treatment of emesis. EMITASOL(R) is an intranasal form of metoclopramide and is currently in Phase III clinical trials. The Company has been contracted by Ribogene, Inc. to develop this product and Ribogene, Inc. will provide up to $7 million in funding for the development of this product.

     In a separate transaction, the Company purchased $10 million of Ribogene Convertible Preferred Stock in a private placement. See Notes to Consolidated Financial Statements - Note 5.

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

     The Company has completed a Phase 1a study of LY315535. The compound is being developed for the treatment of irritable bowel syndrome and non-ulcerative dyspepsia. The Phase 1a single rising dose study was conducted in human volunteers. The objectives of the placebo-controlled study were to 1) show safety across a range of doses and 2) establish a maximum tolerated dose. The study demonstrated a favorable safety profile, with LY315535 being well-tolerated across a broad range of doses. Given the positive outcome of this study, the next stage of Phase I testing in humans is scheduled to commence in the near term.

     Therapeutic Category - Cardiovascular

     In March, 1997, the Company and Pfizer Inc. ("Pfizer") entered into a License Agreement pursuant to which the Company acquired from Pfizer worldwide rights to a compound in development called Sampatrilat. Sampatrilat, currently in phase II clinical trials, is intended to treat essential hypertension and congestive heart failure. The License Agreement grants the Company exclusive worldwide rights to develop, manufacture, market and sell Sampatrilat anywhere in the world.



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

     Diuretics commonly employed with ACE inhibitors can produce side effects that include potassium depletion, gout, elevated blood lipids, and abnormalities in sugar metabolism. Because ANF is a natural diuretic that does not possess these properties, the use of Sampatrilat in hypertension or congestive heart failure patients may confer, through the administration of a single drug, all the advantages of a pure ACE inhibitor with the addition of greater natruresis thus obviating the need for separate diuretics.

     Therapeutic Category - Gynecology/Endocrinology

     SOMAGARD(R). In 1988, the Company acquired rights from the Salk Institute to manufacture and market SOMAGARD (deslorelin) in the United States and in certain foreign countries, including the United Kingdom and Canada. SOMAGARD is being developed for the treatment of central precocious puberty in children, an endocrine disorder that results in premature release of hormones; and for endometriosis in women. Published reports of long-term studies conducted by the National Institutes of Health have indicated that the administration of SOMAGARD inhibits the release of hormones which cause the abnormal maturation process and causes a return to normal growth rates. The Company has completed Phase III trials for SOMAGARD for use in the treatment of central precocious puberty and is studying various alternatives for the commercialization of this product and may elect to complete its development through a licensing arrangement with a third party.

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

     Therapeutic Category - Hematology

     STANATE. In 1994, the Company acquired the exclusive worldwide rights from The Rockefeller University to develop, manufacture, market and sell STANATE (stannsoporfin), which is being developed for the treatment of hyperbilirubinemia in neonates, a condition caused by an accumulation of excessive levels of bilirubin produced by the liver. Unless treated, hyperbilirubinemia can result in jaundice, brain damage and death.

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

     The most common treatment for hyperbilirubinemia in neonates involves phototherapy which requires exposure to a light source in order to stimulate the
temporary excretion of bilirubin.   Phototherapy is often not fully effective
and requires many hours and sometimes several days of exposure to light with resulting maternal separation, extensive nursing supervision and related time-sensitive costs. In contrast, STANATE is administered by injection and clinical studies have shown that one dose is generally all that is necessary for treatment purposes. STANATE is currently in Phase II/III clinical trials and the Company is reviewing various alternatives for the completion of the clinical trials and commercialization of this product including outlicensing.

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

     A joint venture from which Bayer obtained the rights to DIRAME had initially filed an NDA for DIRAME. Subsequent to such filing, the FDA required additional studies regarding the drug. The Company is now addressing the issues raised by the FDA and, in 1993, commenced long-term carcinogenicity studies on two species of laboratory animals and other clinical studies. The in-life phase of these studies has been completed and the results are currently under analysis. In order to complete its NDA filing, the Company believes it must complete an additional Phase III clinical trial. The Company has commenced such clinical trial during 1998.

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

     RL0903. The Company is developing a compound to treat prostate cancer designated RL0903. This compound, in a patented delivery system has been licensed exclusively to the Company for North America and Europe and is currently in Phase III clinical trials. Roberts acquired rights from Hydro Med Sciences to a patented hydrogel implant delivery technology for use in the Phase III development of RL0903 for the hormonal treatment of prostate cancer. In consideration of milestone payments and royalties on future sales, the Company received exclusive rights to develop and market this Hydrogel Implant in the US, Canada, and Europe. RL0903 is a synthetic gonadotropic hormone releasing factor agonist that, due to its long-term inhibition of pituitary release of gonadotropins, can block both ovarian and testicular function. The hydrogel implant employs a proprietary technology that delivers therapeutic agents at a controlled, constant release rate for up to a year. It is a retrievable subcutaneous implant that can be inserted in a physician's office using a local anesthetic.

     The Hydrogel Implant offers potentially significant benefits over standard drug therapies for prostate cancer that employ gonadotropin hormone releasing agonists and involve administration regimens ranging from low-dosage daily injections to high-dosage implants or depot injections of three to four months duration. The Hydrogel Implant should have distinct advantages by providing a more potent, reliable administration of smaller amounts of therapeutic agent over a longer time.

     License Agreements

     The Company has obtained rights to the late-stage drugs currently being developed by it through license agreements and has sublicensed certain of these rights to pharmaceutical companies through license and/or marketing agreements. A discussion of these agreements is provided below.

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

     AGRYLIN Agreements.  In 1991, the Company entered into a license agreement
     -------------------
with Bristol-Myers Squibb pursuant to which the Company obtained exclusive worldwide rights to develop and market AGRYLIN. The Company is obliged to fund the continued development and registration of AGRYLIN; made a payment upon FDA approval and has paid and is obligated to continue to pay royalties on sales of the drug.

     The Company entered into various distribution agreements with third parties for the distribution and sale of AGRYLIN in Norway, Sweden, Finland, Denmark, Iceland, Israel, Korea, Australia and New Zealand. AGRYLIN is not yet approved in all of these countries and, as part of the distribution agreement, the distributors are responsible for obtaining regulatory approval. If regulatory approval is obtained, the Company will supply finished goods to the distributors which will provide physical distribution along with marketing and sales support.

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

     HYDROGEL License Agreement.  In 1998, the Company entered into a license
     ---------------------------
agreement with Hydro Med Sciences pursuant to which the Company was granted an exclusive license to market the hydrogel implant containing its RL0903 compound in North America and Europe. The Company is obligated to make milestone payments, to purchase its requirements of the hydrogel implant from Hydro Med Sciences and to pay royalties on sales of the product.

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

     License Agreements for Tazofelone and other Lilly Compounds.  In 1996, the
     ------------------------------------------------------------
Company entered into four License Agreements with Lilly pursuant to which the Company acquired the exclusive rights to develop, manufacture, market and sell Tazofelone and the Compounds LY246736 and LY353433 anywhere in the world and the Compound LY315535 in the United States and its territories, Canada and Mexico. The term of each of the License Agreements shall be the later of either (i) the life of the last to expire of the patents covering a Compound or (ii) fifteen years. Under the terms of each of the License Agreements, the Company paid Lilly a signing fee and is obligated to make certain milestone payments to Lilly as well as pay Lilly certain royalties based on the sales of any products resulting from the Compounds.

In June 1998, the Company granted to Adolor Corporation an option to license the
compound LY246736, previously acquired from Lilly.   The granting of this option
for LY246736 is consistent with the Company's strategy to maximize, within the shortest time possible, returns on its research and development investments by focusing these resources on the internal development of compounds that are further advanced in its pipeline. The Company received an up front nonrefundable, cash payment for granting Adolor a thirteen (13) month exclusive worldwide option on this compound. During this option period, Adolor will complete Phase I studies of LY246736. If Adolor then exercises its option to license the compound, the Company would receive a second cash payment, followed by milestone fees, and a royalty on future sales.

     SAMPATRILAT License Agreement.  In March, 1997, the Company entered into a
     ------------------------------
License Agreement with Pfizer pursuant to which the Company acquired the exclusive rights to develop, manufacture, market and sell Sampatrilat anywhere in the world. The term of the License Agreement shall be the earlier of the expiration of the last to expire of the patents covering Sampatrilat or fifteen years from the date of first commercial sale of a product containing Sampatrilat. Under the terms of the License Agreement, the Company paid Pfizer a signing fee and is obligated to make certain milestone payments as well as pay Pfizer certain royalties based on the sale of products containing Sampatrilat. Pfizer has retained the right under certain circumstances should the Company's sales of Sampatrilat dosage forms equal or exceed a certain percentage of the worldwide sales of pharmaceuticals sold for the treatment of hypertension in humans, to convert the Company's license to a non-exclusive license upon the making of certain payments to the Company.

     Marketing

     In the United States the Company markets and sells its products primarily through its own nationwide sales force and through a network of brokers and distributors. The Company has focused its sales operation to impact selected physician specialties and major buying and decision making entities, such as managed care organizations and large retail and mass merchandise operations. With the growing trend in the United States of providing health care through some form of managed care program, the Company has stepped-up its selling efforts of prescription products to such managed healthcare organizations. In an effort to increase its sales to managed healthcare organizations, the Company has employed national account managers to focus efforts on this growing market. Various marketing, promotion, sales and training programs have been initiated to improve the Company's penetration of the managed healthcare market and increase product sales to managed healthcare organizations.

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



     Distribution

     In October, 1997, the Company completed the acquisition of an approximately 70,000 square foot distribution facility located in a suburb of Chicago. The Company began distributing its products from this facility in the second quarter, 1998. The Company anticipates that its distribution costs will decrease as a result of operating its own distribution facility.

     Patents and Proprietary Rights

     The Company considers the protection of discoveries in connection with its development activities important to its business. To date, the Company has acquired certain patents in connection with the acquisition of certain products and has filed applications for patents covering new processes for manufacturing anagrelide, the active ingredient in AGRYLIN. Additionally, rights to patented technology have been licensed to the Company. The late-stage products being developed by the Company which are afforded patent protection are: AGRYLIN - patents issued 1982 and applications filed in 1996; STANATE - patents issued 1987, 1988, 1992 and 1993. Also, regarding the Compounds acquired from Lilly, certain patents have been issued in the United States and several other countries with respect to Tazofelone and the other compounds. In addition, there are other domestic or foreign patent applications pending for the Compounds. Patents have been issued with respect to the compound Sampatrilat, licensed from Pfizer. Certain of the Company's products may be afforded protection under laws which provide market exclusivity for Orphan Drugs and drugs which include a new active ingredient. See "Government Regulation."

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

     Drug marketing exclusivity protection is granted through the Orphan Drug Act of 1983 (the "Orphan Drug Act") and the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Waxman Hatch Act"). The Orphan Drug Act entitles a company to market exclusivity in the United States for a period of seven years from the date of FDA approval for drugs which, among other criteria, are intended to treat a patient population of less than 200,000. PROAMATINE for orthostatic hypotension and AGRYLIN for thrombocytosis have been granted Orphan Drug status by the FDA. Certain provisions of the Waxman-Hatch Act grant market exclusivity in the United States for a period of five years from the date of FDA approval for drugs containing a new active ingredient. Based upon its review of industry and government data, the Company believes that DIRAME may qualify for this protection.

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

     Employees

     As of March 12, 1999, the Company had 440 employees, including 4 officers, 62 persons engaged in research and development activities and 228 persons engaged in marketing and sales activities. In addition to its full-time staff, the Company engages medical doctors and other professional personnel on a consultancy basis and, from time to time, consultants and others on a per diem or hourly basis. The Company believes its relations with its employees are satisfactory.

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

     The Company owns an office and warehouse building consisting of 30,300 square feet, which is located across the street from the Company's worldwide headquarters. The Company uses this building for the warehousing of Company records, archives, certain offices and facilities. A portion of this building has been leased to the purchasers of VRG and the Company receives rental payments from the purchasers.

     The Company also owns a manufacturing facility and a distribution facility. The 100,000 square foot manufacturing facility is located in Oakville, Ontario, Canada and also houses the office operations of Roberts Canada. The 70,000 square foot distribution facility is located in Buffalo Grove, Illinois, a suburb of Chicago.

     The Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., occupies 3,800 square feet of leased office space in the Surrey Research Park in Guildford, Surrey, England, approximately 30 miles south of London. The monthly rental for these offices is approximately 6,500 British pounds.

Item 3.   Legal Proceedings

     There are no material legal, governmental, administrative or other proceedings pending against the Company, any of its subsidiaries or any of their properties, or to which the Company or any such subsidiary is a party, and to the knowledge of management, no such material proceedings are threatened or contemplated.

Item 4.   Submission of Matters to a Vote of Security Holders

     During the fourth quarter ended December 31, 1998, no matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

Item 4A.  Executive Officers of the Registrant

     The executive officers of the Company as of March 12, 1999 are listed below, and brief summaries of their business experience and certain other information with respect to each of them is set forth in the following table and in the information which follows the table.

     The executive officers of the Company are as follows:

NAME                                 AGE           POSITION
-------------------------------------------------------------------------------

JOHN T. SPITZNAGEL                   57            President and
                                                     Chief Executive Officer

ROBERT W. LOY                        61            Executive Vice President

PETER M. ROGALIN                     56            Vice President, Treasurer
                                                     and Chief Financial
                                                     Officer

ANTHONY A. RASCIO, ESQ.              56            Vice President, Secretary
                                                     and General Counsel


     John T. Spitznagel has served as President and Chief Executive Officer since September, 1997. Mr. Spitznagel has been an officer of the Company since July 1996, including Executive Vice President -Worldwide Sales and Marketing from March 1996 to September 1997, and he has also been a Director of the Company since July 1996. Mr. Spitznagel served as President of Reed and Carnrick Pharmaceuticals from September 1990 through July 1995. In 1989 and 1990, Mr. Spitznagel served as Chief Executive Officer of BioCryst Pharmaceuticals, Inc. From 1979 through 1989, Mr. Spitznagel held various positions with Wyeth-Ayerst Laboratories, advancing from Marketing Director to Senior Vice President of Marketing and Sales. Mr. Spitznagel was employed by Roche Laboratories from 1971 through 1979 and by Warner-Chilcott Laboratories from 1966 through 1971 in various sales, marketing and management positions. Mr. Spitznagel received his undergraduate degree from Rider University and an M.B.A. from Fairleigh Dickinson University.

     Robert W. Loy has served as Executive Vice President -Operations and New Business Development since March 4, 1996. Mr. Loy served as Chief Operating Officer of the Company from August 1992 to March 1996 and as Vice President of the Company from December 1992 to March 1996. Mr. Loy has served as a Director of the Company since October 1993. From 1963 to 1990, he held various positions at Squibb Corporation, including that of Vice President, Worldwide Operations for the Squibb Derm Division. From 1990 to 1992, Mr. Loy served as Vice President, International Sales and Marketing, with Hollister, Inc. Mr. Loy received his undergraduate degree from Old Dominion University and attended Villanova University Graduate School.

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

          Anthony A. Rascio, Esq., has served as Vice President and General Counsel and Secretary of the Company since June 1987. In addition, he served as a Director of the Company from 1987 to 1998. From January 1987 to June 1987, Mr. Rascio was Director, Legal Affairs for the Company. During 1986, Mr. Rascio was engaged in the private practice of law. From 1984 through 1985, Mr. Rascio was employed as Director, International Operations by Jeffrey Martin, Inc., a marketer of cosmetics and proprietary medicines. Mr. Rascio served as Legal Director, International Pharmaceutical Products Division for Schering-Plough Corporation from 1980 through 1984 and held various legal positions with that company from 1971 to 1980. Mr. Rascio received undergraduate and law degrees from Fordham University.

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

Common Stock

     The Company's Common Stock is traded on the American Stock Exchange and was held by approximately 960 shareholders of record as of March 15, 1999.

     The following table sets forth, for the periods indicated, the high and low last sale prices for the Company's Common Stock, as reported on the NASDAQ National Market System from January 1, 1997 through May 21, 1997 and as reported by the American Stock Exchange from May 22, 1997 through December 31, 1998.

                                               High                Low
                                             --------            --------

Year Ended December 31, 1997

  First Quarter                              $15                 $11
  Second Quarter                             $13                 $10 7/8
  Third Quarter                              $13                 $ 9 7/16
  Fourth Quarter                             $11 7/8             $ 9

Year Ended December 31, 1998

  First Quarter                              $14 3/8             $ 9 9/16
  Second Quarter                             $23                 $13 1/8
  Third Quarter                              $24 5/16            $16 1/4
  Fourth Quarter                             $25 1/8             $16 1/2

     The Company has not paid any cash dividends on its Common Stock in the past, and it is unlikely that the Company will pay any dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

The selected consolidated financial data for the Company should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

Operating Statement Data:



                                        Years Ended December 31,
--------------------------------------------------------------------------------
                            1994       1995        1996       1997       1998
                            ----       ----        ----       ----       ----
                                (in thousands, except per share data)

Total Revenue            $89,020    $113,427     $98,111   $122,508   $175,445

Operating Income (Loss)
 from Continuing
 Operations               25,802       6,873     (50,195)/(1)/ (762)    27,378

Net Income (Loss) from
 Continuing Operations    20,618       2,703     (34,275)     2,517     16,787

Net (Loss) Income from
 Discontinued Operations  (1,206)    (27,045)        556        ---        ---

Net Income (Loss)         19,412     (24,342)    (33,719)     2,517     16,787

Earnings (Loss) Per
 Share of Common Stock
 from Continuing
 Operations - Basic          1.12        .15       (2.47)/(2)/  .06        .54
(Loss) Earnings Per Share
 of Common Stock from
 Discontinued Operations
 - Basic                     (.06)     (1.46)        .03        ---        ---

Earnings (Loss) Per Share
 of Common Stock - Basic     1.06      (1.31)      (2.44)       .06        .54

Average Number of
 Common Shares - Basic
 Outstanding               18,400     18,536      19,133     29,414     31,049

Earnings (Loss) Per
Share of Common Stock
from Continuing
Operations - Diluted         1.10        .15       (2.47)/(2)/  .06        .53
(Loss) Earnings Per Share
of Common Stock from
Discontinued Operations
- Diluted                    (.06)     (1.45)        .03         ---        ---

Earnings (Loss) Per Share
of Common Stock - Diluted    1.04      (1.30)      (2.44)       .06        .53

Average Number of
Common Shares - Diluted
Outstanding                18,708     18,623      19,133     29,497     31,460

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

(2) Pursuant to a position taken by the SEC staff (the "Staff"), effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market, the Company recorded a charge for Earnings Per Share purposes of $.61 per share. This charge to Earnings Per Share is consistent with the Staff's position that the 10% discount available to holders of the Company's 5% Convertible Preferred Stock ("5% Preferred Stock") should be amortized between the issuance date and the first date that conversion could occur.

          To clarify the adjustments indicated above, a reconciliation of dilutive Earnings Per Share for the twelve months ended December 31, 1996 is composed of the following elements:

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
                                                                        =======


Balance Sheet Data:
                                               As of December 31
-----------------------------------------------------------------------------
                                 1994      1995      1996      1997      1998
                                 ----      ----      ----      ----      ----
                                                (in thousands)

Total Assets                   $336,192  $340,290  $372,225  $367,855  $526,236

Long-Term Debt and
 Redeemable Preferred
 Stock (excluding
 current portion)                22,411    16,183    10,639    10,327   126,739

Shareholders' Equity            259,129   235,467   309,759   317,303   341,810

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Years Ended December 31, 1997 and 1998

     Corporate Revenues.  For the year ended December 31, 1998, total revenue
     -------------------
increased $52.9 million from $122.5 to $175.4 million. This increase was primarily the result of an increase in product sales.

     Product Sales.  For the year ended December 31, 1998, U.S.  product sales
     --------------
increased $47.7 million from $91.6 to $139.3 million. The most significant contributor to the increase was PENTASA with sales of $33.3 million, acquired by the Company in the second quarter 1998. Also, increasing sales of AGRYLIN and PROAMATINE contributed $9.2 million and $9.0 million, respectively, of the increase over 1997 sales levels.

     For the year ended December 31, 1998, sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, Ltd., increased $3.6 million from $17.5 million to $21.1 million. The increased sales of MEPTID of $1.5 million were the primary reason for the increase. Product sales of the Company's Canadian subsidiary, Roberts Pharmaceutical Canada, Inc., increased $0.8 million from $12.5 million to $13.3 million.

     Cost of Sales.  For the year ended December 31, 1998, cost of sales
     --------------
amounted to 38% of product sales as compared to 42% in 1997. This decrease in cost of sales percentage and corresponding increase in gross profit percentage is primarily the result of the addition of PENTASA and its higher gross margin to the product mix.

     Research and Development.  Research and development expenses decreased $1.3
     -------------------------
million from $13.1 million in 1997 to $11.8 million in 1998. Approximately $1.6 million of the 1997 expense was due to the purchase of development-stage products. The cost of acquisition of development-stage products is charged immediately to research and development expense. The decrease is primarily due to increased new program spending in 1998 of $3.8 million offset by a decrease in license fees of $4.7 million as 1997 expenses included the cost of the purchase of development stage products.

     Marketing and Administrative Expenses.  Marketing and administrative
     --------------------------------------
expenses increased $11.3 million from $58.7 million in 1997 to $70.0 million in 1998. Marketing expenses increased $0.1 million. Administrative expenses increased $11.2 million from $22.5 million in 1997 to $33.7 million in 1998. The primary components of the change were a $3.3 million increase in product intangible amortization expense due to the addition of PENTASA and a $6.8 million increase related to salaries and benefits, particularly the stock appreciation rights (SARs) and the Supplemental Executive Retirement Plan (SERP) which was established in the second quarter 1998. The 1998 SERP expense was $2.1 million.

In order to mitigate the potential future compensation expense to the Company related to SARs, during 1998 the Company accelerated the vesting of all SARs not yet vested, and the executive officers holding such SARs agreed to voluntarily exercise the outstanding SARs, thereby terminating any potential benefit from the SARs which such officers may have realized in the future. The exercise of all outstanding SARs during the current period resulted in a one time charge of $3.3 million, of which $0.7 million relates to accelerated vesting. In connection with the acceleration of vesting and the exercise of all outstanding SARs, the executive officers who exercised the SARs received options to purchase one share of the Company's Common Stock for each two SARs exercised.

     Interest Income and Expense.  For the year ended December 31, 1998,
     ----------------------------
interest income decreased $1.1 million from $5.2 million to $4.1 million as the result of a decreased cash balance due to the use of funds for capital improvement projects and the cash portion of the purchase of PENTASA. Interest expense increased from $0.8 million in 1997 to $6.2 million in 1998 as a result of interest costs from the financing of the PENTASA acquisition.

     Income Taxes.  For the year ended December 31, 1998, income taxes from
     -------------
continuing operations increased $9.3 million from a benefit of $1.1 million to a provision of $8.2 million, primarily as a result of improved 1998 operations versus 1997. The Company's effective tax rate was 32.9% for the year ended December 31, 1998.

     The Company has recorded net deferred tax assets of approximately $8.6 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these tax assets is not assured, a valuation allowance has not been provided because management believes it is more likely than not that the deferred tax assets will be realized.

Years Ended December 31, 1996 and 1997

     Corporate Revenues.  For the year ended December 31, 1997, total revenue
     -------------------
increased $24.4 million from $98.1 to $122.5 million. This increase was the result of an increase in product sales.


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

     Research and Development.  Research and development expenses increased $5.7
     -------------------------
million from $7.4 million in 1996 to $13.1 million in 1997. The increase is due to a post-launch study for PROAMATINE, the continued development of DIRAME, STANATE and the purchased compounds, and increases in registration, and user and license fees.

     Marketing and Administrative Expenses.  Marketing and administrative
     --------------------------------------
expenses increased $1.5 million from $57.2 million in 1996 to $58.7 million in 1997. Marketing expenses increased $0.5 million primarily as a result of increased sampling, market research, the introduction of AGRYLIN, and fleet expenses offset by decreases in outside services and travel and meetings. Administrative expenses increased $1.0 million during 1997 as compared to 1996 in large part due to increases in salaries and benefits offset by decreases in audit and legal fees. Legal fees in 1997 were substantially lower than in 1996 due to the proposed settlement of the shareholders' class action lawsuit reached in third quarter 1997 and subsequently finalized in January 1998.

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

     Discontinued Operations.  See "Notes to Consolidated Financial Statements -
     ------------------------
Note 15" for a discussion of discontinued operations.

Liquidity and Capital Resources
-------------------------------

     For the year ended December 31, 1998, operating cash inflows amounted to $32.4 million as a result of the Company's net income adjusted by an increase in accounts payable, a decrease in accounts receivable, and an increase in non-cash charges, primarily depreciation and amortization. As of December 31, 1998, the Company had cash, cash equivalents and marketable securities of $75.3 million.

     The Company's funding requirements depend on a number of factors, including the Company's product development programs, product acquisitions, the level of resources required for the expansion of marketing capabilities as the product base expands, increased investment in accounts receivable and inventory which may arise from increased sales levels, competitive and technological developments, the timing and cost of obtaining required regulatory approvals for new products, relationships with parties to collaborative agreements, the success of acquisition activities and the continuing revenues generated from sales of PROAMATINE, AGRYLIN and PENTASA.

     The Company financed the majority of its purchase of PENTASA with a note for $125 million. The remainder of the purchase price was paid in cash. In connection with the $125 million note, the Company is subject to certain affirmative and negative covenants. See Note 7 to the consolidated financial statements.

     Existing cash and securities balances and cash generated from operations are expected to be sufficient to fund operating activities for the foreseeable future, as well as support near and long term debt obligations, completion of the capital improvements to the manufacturing facility, development of the existing pipeline compounds and to fund future acquisitions of products. Cash equivalents and marketable securities currently consist of immediately available money market fund balances and investment grade securities.

     Capital Expenditures.  Capital Expenditures in 1998 of approximately $11
     ---------------------
million relate primarily to the upgrades to the manufacturing facility in Canada and significant investments in new computer hardware and software. As these projects are nearing completion, the Company expects a lower level of cash expenditures for capital improvements in 1999.

     Foreign Currency Fluctuations.  The Company has subsidiary operations
     ------------------------------
outside the United States. As a result, the Company is subject to fluctuations in subsidiary revenues and costs reported in United States dollars as a consequence of currency exchange rate fluctuations, especially rates for the British pound and Canadian dollar. Fluctuations were not material for the British pound. Due to the weakening of the Canadian dollar in 1998, the cumulative foreign currency translation balance increased by $1.4 million in 1998. These amounts are accumulated and reported separately in shareholder's equity.

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

New Accounting Pronouncements
-----------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.

 Euro Conversion
 ---------------

     On January 1, 1999, a majority of the European Union member countries converted to a common currency, the "Euro". The existing national currencies of the participating countries will continue to be acceptable until January 1, 2002 after which the Euro will be the sole legal tender for the participating countries. The Company is currently evaluating the economic and operational impact, including competition, pricing, contracts, taxation and foreign currency exchange rate risk, of the Euro conversion but does not expect it to have a material effect on its financial condition or results of operations.

Year 2000 Conversion
--------------------

     The year 2000 conversion problem arises from the inability of some information systems and other date-sensitive equipment with embedded chips or processors to properly recognize and process information after January 1, 2000. The Company's project to identify and remediate year 2000 issues is proceeding on schedule. The four main areas that have been or are being addressed are financial systems, non-financial systems, customers and suppliers readiness and other date-sensitive equipment.

     Over the past year, the Company has replaced or upgraded much of its software and systems in the normal course of business. The financial system was replaced with an Enterprise Reporting System which the developer states is 2000 compliant. The Company intends to obtain and review the developer's certification documentation. The system was implemented in the U.S. in April, 1998, due to the need for an integrated, more advanced system to link the Finance and Sales departments located at headquarters with the new distribution facility. The Canadian and U.K. subsidiary implementations were completed as of January 4, 1999. These upgrades are also due to the new integrated reporting system and not year 2000 compliance. Due to the completion of the implementation, the three financial locations are electronically linked, enabling more timely completion of financial requirements. Non-financial software and hardware were also replaced in the normal course of business as the previous systems were outdated.

     The manufacturing plant, located in Canada, which was purchased by the Company in 1997, required various upgrades to its operating systems. New hardware and upgraded software was installed. The hardware was installed to replace outdated processing equipment. The software was installed to ensure year 2000 compliance. The Company's investment in this software was approximately $225,000 U.S. dollars.

     One of the Company's customers requires the Company to meet certain electronic data interface (EDI) requirements related to year 2000 compliance in order for the customer to continue its relationship with the Company. The Company completed the testing and implementation of the compliant version in 1998 and is now listed on a national database of Y2K compliant trading partners in the healthcare pharmaceutical industry. The cost of meeting these EDI requirements was approximately $1,000. Approximately 50 to 60 percent of the Company's sales are currently made through EDI, through primarily one clearinghouse. This clearinghouse is year 2000 compliant and upgrades non-year 2000 compliant incoming transmissions to compliant transmissions. In the event that a non-compliant customer could not interface electronically, orders can be transmitted via phone, fax or mail, and therefore no disruption of sales would be expected.

     The Company is attempting to ascertain the compliance of other customers and suppliers, including the Company's toll manufacturers, through the means of a survey. This program is ongoing and assessments regarding additional work necessary will be made as responses are received. To assist in the effort, the Company is developing a tracking database to help monitor which business partners have taken part in the Company's survey, surveyed the Company or received a compliance letter from the Company. In the event that any of the Company's significant customers or suppliers do not achieve compliance on a timely basis, the Company's business or operations could be adversely impacted if new customers or alternate suppliers can not be found.

     Other date-sensitive equipment includes primarily telephones and building systems such as heating and lighting systems. The telephone system at the U.S. headquarters was replaced in 1998 in the normal course of business as the lease on the former system expired. The new system is year 2000 compliant. The phone systems at the Canadian and U.K. locations have been replaced in order to be year 2000 compliant. The phone system at the distribution facility will be replaced by the second quarter of 1999 as it is not currently year 2000 compliant. The total cost of these new systems is approximately $70,000 U.S. dollars. The Company has received assurances that the building systems are compliant and will be obtaining documentation to that effect over the next several months.

     In accordance with the Company's fixed asset capitalization policy, the hardware, software and phone systems purchased are added to fixed assets and amortized over the appropriate useful life. The Company has not retained any consultants nor hired additional employees to assist in achieving compliance. Other IT projects have not been delayed by the Company's year 2000 readiness project.

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

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk. The Company has cash and cash equivalents on which interest income is earned at variable rates. The Company also has a syndicated loan for $125 million. The interest rate on this borrowing is variable and therefore interest expense is affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates would be offset to some extent by a corresponding increase in interest income from cash and cash equivalents.

Foreign Exchange Market Risk. The Company has two foreign subsidiaries whose financial statements are translated using the accounting policies described in
Note 1 of the Notes to the Consolidated Financial Statements. The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar. The Company does not believe that it is exposed to material foreign exchange market risk.

Item 8.   Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data of the Company called for by this item are submitted as a separate section of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On December 2, 1998, the Company received notice that PricewaterhouseCoopers LLP resigned as the independent accountants of Roberts Pharmaceutical Corporation. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     In connection with its audits for the two most recent fiscal years and through November 25, 1998, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     The Company engaged Ernst & Young LLP as its new independent accountants as of December 9, 1998. During the two most recent fiscal years and through December 9, 1998, the Company has not consulted with Ernst & Young LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Ernst & Young LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(I)(iv) or Regulation S-K and the related instructions to item 304 of Regulation S-K, or a reportable event, as that term is defined in
Item 304(a)(I)(v) of Regulation S-K.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated herein by reference to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1999. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

     Information pertaining to executive compensation is incorporated herein by reference to the section entitled "Election of Directors - Executive Compensation" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled "Principal Shareholders" and "Security Ownership of Management" from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1999.

Item 13.  Certain Relationships and Related Transactions

     Any information relating to this item is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in May 1999.

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K

(a)  1. and 2. Financial Statements and Financial Statement
               Schedules.

     Reference is made to the Index of Financial
     Statements and Financial Statement Schedules
     hereinafter contained........................................  F-1

     3. Exhibits

     Reference is made to the Index of Exhibits
     hereinafter contained........................................  E-1

(b)  Reports on Form 8-K

     During the fourth quarter ended December 31, 1998, the following reports on Form 8-K were filed by the Company with the Securities and Exchange
     Commission:

     Form 8-K (Item 5. Other Events), date of earliest event reported November 2, 1998 with respect to changes and improvements to the Company's internet website.

     Form 8-K (Item 5. Other Events), date of earliest event reported December 9, 1998 with respect to the resignation of PricewaterhouseCoopers LLP as independent accountants and the retention of Ernst & Young LLP as new audit firm.

     Form 8-K (Item 5. Other Events), date of earliest event reported December 22, 1998 with respect to amended labeling for AGRYLIN, clearing the drug for treatment of other disorders.

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

                               ROBERTS PHARMACEUTICAL CORPORATION
                               ----------------------------------
                               (Registrant)


Date:  March 26, 1999       By:/s/ John T. Spitznagel
                               ----------------------------------
                               John T. Spitznagel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                        Title                         Date
---------                        -----                         ----

/s/ Robert A. Vukovich           Chairman                      March 26, 1999
-------------------------



/s/ John T. Spitznagel           President Chief Executive     March 26, 1999
-------------------------        Officer and Director
JOHN T. SPITZNAGEL


/s/ Peter M. Rogalin             Vice President, Treasurer     March 26, 1999
-------------------------        & Director (Principal
PETER M. ROGALIN                 Financial and Accounting
                                 Officer)


/s/ Robert W. Loy                Director                      March 26, 1999
-------------------------
ROBERT W. LOY


/s/ Joseph Smith                 Director                      March 26, 1999
-------------------------
JOSEPH SMITH


/s/ Digby W. Barrios             Director                      March 26, 1999
-------------------------
DIGBY W. BARRIOS


/s/ Zola P. Horovitz             Director                      March 26, 1999
-------------------------
ZOLA P. HOROVITZ


/s/ Joseph Noonburg              Director                      March 26, 1999
-------------------------
JOSEPH NOONBURG


/s/ Marilyn Lloyd                Director                      March 26, 1999
-------------------------
MARILYN LLOYD

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       ROBERTS PHARMACEUTICAL CORPORATION


                                                       Page
                                                       ----

Report of Ernst & Young LLP                            F-2


Report of PricewaterhouseCoopers LLP                   F-3



Consolidated Balance Sheets as of                      F-4
  December 31, 1997 and 1998


Consolidated Statements of Operations for              F-5
  the years ended December 31, 1996, 1997 and 1998


Consolidated Statements of Comprehensive               F-6
  Income for the years ended December 31, 1996, 1997, and 1998


Consolidated Statements of Cash Flows for              F-7
  the years ended December 31, 1996, 1997 and 1998


Consolidated Statements of Changes in Shareholders'    F-8
  Equity for the years ended December 31, 1996, 1997 and 1998


Notes to Consolidated Financial Statements             F-9


Schedules*


Schedule II, Valuation and Qualifying Accounts         F-27

________________

* All other schedules under Article 12 of Regulation S-X have been omitted because of the absence of the conditions under which certain information is required and because certain information required is presented in the financial statements and the notes thereto.

                         Report of Independent Auditors



To the Board of Directors
Roberts Pharmaceutical Corporation


We have audited the accompanying consolidated balance sheet of Roberts Pharmaceutical Corporation (the "Company") as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity and cash flow for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and the consolidated results of their operations and their cash flow for the year ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly in all material respects, the information set forth therein for 1998.

                              ERNST & YOUNG LLP


MetroPark, New Jersey
February 16, 1999

                       Report of Independent Accountants



To the Board of Directors and Shareholders
Roberts Pharmaceutical Corporation:

We have audited the accompanying consolidated balance sheets of Roberts Pharmaceutical Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the two years in the periods ended December 31, 1997 and 1996 and the financial statement schedules on pages F-27 and F-28 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Pharmaceutical Corporation and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the periods ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Princeton, New Jersey                                PricewaterhouseCoopers LLP
February 5, 1998, except for the restated segment information in note 14, as to which the date is March 23, 1999

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                     December 31,      December 31,
 ASSETS                                                                                   1997                 1998
--------                                                                             ------------      -------------
 Current assets:
      Cash and cash equivalents                                                      $  42,950            $  39,280
      Marketable securities                                                             39,887               36,062
      Accounts and Notes Receivable:
          Trade, net                                                                    24,730               40,412
          Other                                                                            225                9,426
      Inventory                                                                         19,826               23,573
      Deferred tax assets                                                                4,962                5,222
      Net assets held for sale                                                           3,760                    -
      Other current assets                                                               1,647                3,259
                                                                                    ------------       -------------
                   Total current assets                                                137,987              157,234
 Fixed assets, net                                                                      25,913               34,911
 Intangible assets, net                                                                190,724              315,865
 Notes receivable                                                                          729                2,369
 Deferred tax asset                                                                     12,332                3,392
 Other assets                                                                              170               12,465
                                                                                    ------------       -------------
                   Total assets                                                      $ 367,855            $ 526,236
                                                                                    ============       =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

 Current liabilities:
      Current installments of long-term debt                                         $   8,037            $  11,178
      Accounts payable                                                                  13,188               21,897
      Other current liabilities                                                         18,756               24,612
                                                                                    ------------       -------------
                   Total current liabilities                                            39,981               57,687
 Long-term debt, excluding current installments                                         10,327              126,739
 Other liabilities                                                                         244                    -
 Commitments and contingent liabilities                                                  - - -                - - -
 Shareholders' equity:
      Class B 5% Convertible Preferred stock, $.10
          par value 10,000,000 shares authorized,
          4,440,225 issued, 475,654 outstanding                                             48                    -
      Common stock, $.01 par value,
          100,000,000 shares authorized,
          29,414,440 and 31,507,442 outstanding                                            299                  320
      Additional paid-in capital                                                       372,384              381,631
      Cumulative translation adjustments                                                (1,250)              (2,716)
      Deficit                                                                          (53,941)             (37,188)
      Treasury Stock, 387,594 shares of
          common stock, at cost                                                           (237)                (237)
                                                                                    ------------       -------------
                   Total shareholders' equity                                          317,303              341,810
                                                                                    ------------       -------------
                   Total liabilities and
                       shareholders' equity                                          $ 367,855            $ 526,236
                                                                                    ============       =============

   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

 Years Ended                                            December 31,                 December 31,                December 31,
                                                                1996                         1997                        1998
                                                      ----------------             ----------------            ----------------
 Sales and revenue:
        Sales                                           $     98,075                 $    121,612                $    173,764
        Other revenue                                             36                          896                       1,681
                                                      ----------------             ----------------            ----------------
 Total sales and revenue                                      98,111                      122,508                     175,445

 Operating costs and expenses:
        Cost of sales                                         49,753                       51,386                      66,530
        Research & development                                 7,408  (2)                  13,146                      11,751
        Marketing & administration                            57,239                       58,738                      70,006
        Intangible write-offs and loss
          (gain) on dispositions                              33,906  (2)                       -                        (220)
                                                      ----------------             ----------------            ----------------
 Total operating costs & expenses                            148,306                      123,270                     148,067
                                                      ----------------             ----------------            ----------------
 Operating (loss) income                                     (50,195)                        (762)                     27,378
                                                      ----------------             ----------------            ----------------
 Other income (expense):
        Interest income                                        2,907                        5,212                       4,108
        Interest expense                                      (1,750)                        (755)                     (6,157)
        Other, net                                               188                       (2,279)                       (318)
                                                      ----------------             ----------------            ----------------
 Total other income (expense)                                  1,345                        2,178                      (2,367)
                                                      ----------------             ----------------            ----------------
 (Loss) income from continuing operations
     before income taxes                                     (48,850)                       1,416                      25,011
 Benefit (provision) for income taxes                         14,575                        1,101                      (8,224)
                                                      ----------------             ----------------            ----------------
 (Loss) income from continuing operations                    (34,275)                       2,517                      16,787
                                                      ----------------             ----------------            ----------------

 Income from discontinued
        operations, net of tax                                   556                        - - -                       - - -
                                                      ----------------             ----------------            ----------------

 Net (loss) income                                      $    (33,719)                $      2,517                $     16,787
                                                      ================             ================            ================

 Per share of common stock, basic:
        Net (loss) income from continuing operations    $      (2.47) (1)            $       0.06                $       0.54
        Net income from discontinued operations                 0.03                            -                           -
                                                      ----------------             ----------------            ----------------
        Net (loss) income                               $      (2.44) (1)            $       0.06                $       0.54
                                                      ================             ================            ================

 Per share of common stock, fully diluted:
        Net (loss) income from continuing operations    $      (2.47) (1)            $       0.06                $       0.53
        Net income from discontinued operations                 0.03                            -                           -
                                                      ----------------             ----------------            ----------------
        Net (loss) income                               $      (2.44) (1)            $       0.06                $       0.53
                                                      ================             ================            ================

 Weighted average number of common shares outstanding:
        Basic                                             19,132,863                   29,414,440                  31,048,808
        Fully Diluted                                     19,132,863                   29,496,767                  31,460,129

--------------------------
 (1) Includes a $.61 per share charge pursuant to a new position taken by the SEC staff, effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market. See Note 1.
 (2) Includes a $1.33 per share charge for the sale and write-off of certain intangible assets. See Note 4.





     The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (In thousands)

Years Ended                                             December 31,             December 31,         December 31,
                                                               1996                     1997                 1998
                                                      ----------------         ----------------      ----------------
Net (loss) income                                          $ (33,719)                 $ 2,517               $ 16,787
                                                      ----------------         ----------------      ----------------

Foreign currency translation adjustment                           (4)                    (949)                (1,466)
                                                      ----------------         ----------------      ----------------

Comprehensive (loss) income                                $ (33,723)                 $ 1,568               $ 15,321
                                                      ================         ================      ================



   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

 Years Ended                                                        December 31,             December 31,             December 31,
                                                                            1996                     1997                     1998
                                                                  ----------------         ----------------         ----------------
 Cash flows from operating activities:
      Net (loss) income                                                $ (33,719)                 $ 2,517                 $ 16,787
      Adjustments to reconcile net (loss) income
              to net cash flows from operating activities:
          Depreciation and amortization                                    7,531                    6,940                   11,080
          Provision for losses on receivables                              - - -                      120                      432
          Provision for product sales returns                              6,041                    5,994                    6,191
          Deferred tax provision (benefit)                                 8,680                  (14,575)                   2,954
          Write down of intangible assets                                 14,364                    - - -                    - - -
          Loss on sale of intangible assets                                7,621                    - - -                    - - -
          Loss on abandonment of leasehold improvements                       71                    - - -                    - - -
          Income from discontinued operations                               (556)                   - - -                    - - -
          Foreign currency gains                                             387                    - - -                    - - -
          Change in accounts receivable, unbilled
              revenue and advance billings                                (2,544)                   6,595                  (16,359)
          Change in other assets                                            (483)                     (60)                   5,902
          Change in inventory                                              3,984                   (3,495)                  (4,256)
          Change in accounts payable and
              other liabilities                                          (12,017)                     145                    9,695
          Impact of discontinued operations                               (2,582)                    (629)                   - - -
                                                                  ----------------         ----------------         ----------------
              Total adjustments                                           30,497                    1,035                   15,639
                                                                  ----------------         ----------------         ----------------
      Net cash (used in) provided by
              operating activities                                        (3,222)                   3,552                   32,426
                                                                  ----------------         ----------------         ----------------
 Cash flows from investing activities:
      Redemption of (investment in)  marketable securities                 5,856                  (32,094)                   3,825
      Purchase of long-term investment                                     - - -                    - - -                  (10,000)
      Purchases of intangible assets                                      (4,762)                  (9,058)                (141,156)
      Proceeds from sale of intangible assets                              1,600                    - - -                      600
      Purchases of fixed assets                                             (168)                 (11,986)                 (11,080)
      Collection on notes receivable                                       - - -                    6,738                    1,751
                                                                  ----------------         ----------------         ----------------
      Net cash provided by (used in) investing activities                  2,526                  (46,400)                (156,060)
                                                                  ----------------         ----------------         ----------------
 Cash flows from financing activities:
      Long-term debt issued in connection with
          product acquisition                                              - - -                    - - -                  125,000
      Payments on notes payable and long-
          term debt                                                      (36,773)                  (6,588)                 (11,586)
      Payment of debt issuance costs                                       - - -                    - - -                   (2,528)
      Net proceeds from issuance of common stock                           9,923                    1,075                    4,725
      Net proceeds from issuance of preferred stock                       99,247                    6,000                    4,494
      Cash dividends paid                                                   (476)                  (1,629)                    (150)
      Impact of discontinued operations                                     (397)                   - - -                    - - -
                                                                  ----------------         ----------------         ----------------
      Net cash provided by (used in) financing activities                 71,524                   (1,142)                 119,955
                                                                  ----------------         ----------------         ----------------
      Effect of exchange rate changes on cash
          and cash equivalents                                               (60)                    (185)                       9
                                                                  ----------------         ----------------         ----------------
 Change in cash and cash equivalents                                      70,768                  (44,175)                  (3,670)
 Beginning cash and cash equivalents                                      16,357                   87,125                   42,950
                                                                  ----------------         ----------------         ----------------
 Ending cash and cash equivalents                                       $ 87,125                 $ 42,950                 $ 39,280
                                                                  ================         ================         ================

 Supplemental cash flow information:
      Interest paid                                                     $  2,396                 $    823                 $  3,712
      Income taxes paid                                                      233                       29                       11
 Non cash activities:
      Notes issued in connection with
      product acquisitions                                                 - - -                 $  7,250                    - - -
      Notes received for sale of Pronetics
      subsidiaries and product rights                                   $  8,193                    - - -                 $    218

   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                     5% Preferred Stock                   Common Stock             Additional
                                     ------------------                   ------------              Paid-In
                                   Shares          Amount            Shares         Amount          Capital
                               --------------   ------------     --------------  ------------     ------------
 Balance,
   December 31, 1995                                                18,801,977    $      189       $    256,296

 Issuance of preferred shares      4,200,000      $    420               - - -         - - -             98,827
 Issuance of common stock              - - -         - - -             651,058             7              9,916
 Cumulative translation
   adjustment                          - - -         - - -               - - -         - - -              - - -
 Year ended December 31, 1996
   net loss                            - - -         - - -               - - -         - - -              - - -
 5% Preferred dividends                - - -         - - -               - - -         - - -              - - -
 5% Preferred stock converted
   to common stock                (1,478,970)         (148)          3,774,059            37                111
                               ---------------  ------------     --------------  ------------     --------------

 Balance,
   December 31, 1996               2,721,030           272          23,227,094           233            365,150

 Issuance of preferred shares        240,225            25                             - - -              5,976
 Issuance of common stock              - - -         - - -              97,245             1              1,074
 Cumulative translation
   adjustment                          - - -         - - -               - - -         - - -              - - -
 Year ended December 31, 1997
   net income                          - - -         - - -               - - -         - - -              - - -
 5% Preferred dividends                - - -         - - -               - - -         - - -              - - -
 5% Preferred stock converted
   to common stock                (2,485,601)         (249)          6,477,695            65                184
                               ---------------  ------------     --------------  ------------     --------------

 Balance,
   December 31, 1997                 475,654            48          29,802,034           299            372,384

 Issuance of preferred shares        179,775            18               - - -         - - -              4,476
 Issuance of common stock              - - -         - - -             419,630             4              4,722
 Cumulative translation
   adjustment                          - - -         - - -               - - -         - - -              - - -
 Year ended December 31, 1998
   net income                          - - -         - - -               - - -         - - -              - - -
 5% Preferred dividends                - - -         - - -               - - -         - - -              - - -
 5% Preferred stock converted
   to common stock                  (655,429)          (66)          1,673,372            17                 49
                               ---------------  ------------     --------------  ------------     --------------

 Balance,
   December 31, 1998                   - - -       $ - - -          31,895,036    $      320       $    381,632
                               ===============  ============     ==============  ============     ==============
                                    Retained          Cumulative                               Total
                                    Earnings          Translation          Treasury         Shareholders'
                                    (Deficit)         Adjustment            Stock              Equity
                                   -----------       --------------       ----------       ---------------
 Balance,
   December 31, 1995               $ (20,484)         $      (297)         $  (237)         $     235,467

 Issuance of preferred shares          - - -                - - -            - - -                 99,247
 Issuance of common stock              - - -                - - -            - - -                  9,923
 Cumulative translation
   adjustment                          - - -                   (4)           - - -                     (4)
 Year ended December 31, 1996
   net loss                          (33,719)               - - -            - - -                (33,719)
 5% Preferred dividends               (1,155)               - - -            - - -                 (1,155)
 5% Preferred stock converted
   to common stock                     - - -                - - -            - - -                      -
                                  ------------       --------------       ----------       ----------------

 Balance,
   December 31, 1996                 (55,358)                (301)            (237)               309,759

 Issuance of preferred shares          - - -                - - -            - - -                  6,001
 Issuance of common stock              - - -                - - -            - - -                  1,075
 Cumulative translation
   adjustment                          - - -                 (949)           - - -                   (949)
 Year ended December 31, 1997
   net income                          2,517                - - -            - - -                  2,517
 5% Preferred dividends               (1,100)               - - -            - - -                 (1,100)
 5% Preferred stock converted
   to common stock                     - - -                - - -            - - -                  - - -
                                  ------------       --------------       ----------       ----------------

 Balance,
   December 31, 1997                 (53,941)              (1,250)            (237)               317,303

 Issuance of preferred shares          - - -                - - -            - - -                  4,494
 Issuance of common stock              - - -                - - -            - - -                  4,726
 Cumulative translation
   adjustment                          - - -               (1,466)           - - -                 (1,466)
 Year ended December 31, 1998
   net income                         16,787                - - -            - - -                 16,787
 5% Preferred dividends                  (34)               - - -            - - -                    (34)
 5% Preferred stock converted
   to common stock                     - - -                - - -            - - -                      -
                                  ------------       --------------       ----------       ----------------

 Balance,
   December 31, 1998               $ (37,188)        $     (2,716)        $   (237)        $      341,810
                                  ============       ==============       ==========       ================

   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Basis of Presentation
---------------------

     Roberts Pharmaceutical Corporation is an international pharmaceutical company which licenses, acquires, develops and commercializes post-discovery drugs in selected therapeutic categories. The Company currently markets approved pharmaceutical products in the United States, Canada, the United Kingdom and several other European countries. The consolidated financial statements include the accounts of Roberts Pharmaceutical Corporation and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. All dollar amounts are presented in thousands, except for earnings per share.

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

     Marketable securities classified as available for sale consist primarily of debt instruments with maturities of more than three months and are stated at amortized cost plus accrued interest, which approximates fair value.

Inventories
-----------

     Inventories, consisting primarily of finished goods, are stated at the lower of first-in, first-out cost or market.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates include accounting for

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance for doubtful accounts, inventory obsolescence, future product returns, depreciation and amortization, value of intangibles, employee benefit plans, income taxes and contingencies.

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

Intangible Assets
-----------------

     Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the estimated useful lives of the related assets which are estimated to range from five to forty years. It is the Company's policy to review periodically and evaluate whether there has been an impairment in the value of intangibles.

     In the fourth quarter of 1996, the Company recorded a charge to earnings for an impairment of intangible assets and to expense certain purchased development products totaling $25.4 million.

Long-Lived Assets
-----------------

     Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value.

Foreign Currency Translation
----------------------------

     Effective January 1, 1997, the functional currency of the United Kingdom subsidiary, Monmouth Pharmaceutical, Ltd., was changed from the U.S. dollar to the British pound as a result of a change in circumstance. Monmouth's translation gains and losses are accumulated as a separate component of Shareholders' Equity and are included in the determination of comprehensive income. Prior to 1997, Monmouth's accounts were remeasured in dollars and translation gains and losses were included in income.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Translation gains and losses of the Company's Canadian subsidiary are accumulated as a separate component of Shareholders' Equity and are included in the determination of comprehensive income.

Advertising Expense
-------------------

     The Company expenses the cost of advertising as incurred. Advertising costs amounted to $8,806, $4,640 and $5,135 for the years ended December 31, 1996, 1997 and 1998, respectively.

Concentration of Credit Risk
----------------------------

     The Company markets prescription and nonprescription pharmaceuticals primarily to wholesale drug distributors, retail pharmacies and physicians in the United States and abroad. The Company performs certain credit evaluation procedures and does not require collateral. The Company maintains reserves for estimated credit losses; at December 31, 1997 and 1998, the reserve for uncollectible accounts amounted to $440 and $538, respectively.

     At December 31, 1998, cash equivalents and marketable securities consisted of immediately available money market fund balances and investment grade debt and preferred stock securities with maturities of less than one year.

     The fair value of investment securities classified as available for sale, totaled $58,517 at December 31, 1998. These investment securities mature within one year.

     At December 31, 1998, the Company had an investment in the non-voting convertible preferred stock of Ribogene Inc. (see Note 5.) carried under the cost method at $10 million. The Company routinely assesses the financial strength of Ribogene, and does not expect that Ribogene will fail to meet its obligations to the Company. As such, the Company considers the risks associated with this investment to be mitigated. In the event of non-performance by Ribogene under its obligations to Roberts, the Company would realize a material loss.

Earnings (loss) Per Share
-------------------------

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. For all periods, per-share data has been restated to conform to the SFAS No. 128 requirements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 Net (loss) income from operations used in the calculation of earnings per share was calculated as follows:

                                                                  December 31,
                                                    ----------------------------------------
                                                        1996          1997          1998
                                                    ------------  ------------  ------------

Net (loss) income from
 operations                                         $   (34,275)  $     2,517   $    16,787
Preferred dividends                                      (1,155)         (859)          (34)
Discount on 5%
 Preferred Stock                                        (11,670)          ---           ---
                                                    -----------   -----------   -----------
Net (loss) income for
 computation of earnings
 per share                                          $   (47,100)  $     1,658   $    16,753
                                                    ===========   ===========   ===========

  Total common stock and potentially dilutive common stock for the calculation of diluted earnings per share were calculated as follows:

                                                                  December 31,
                                                    ----------------------------------------
                                                        1996          1997          1998
                                                    ------------  ------------  ------------

Weighted average common
 shares outstanding                                  19,132,863    29,414,440    31,048,808
Dilutive effect of:
 Preferred Stock Warrants                                   ---        82,246           ---
 Common Stock Warrants                                      ---           ---            11
 Stock Options                                              ---            81       411,310
                                                    -----------   -----------   -----------
Total shares for computation
 of EPS                                              19,132,863    29,496,767    31,460,129
                                                    ===========   ===========   ===========

     The effect of conversion of the original shares of Preferred Stock for the year ended December 31, 1996 is not included in the calculation of earnings per share because inclusion would be antidilutive. The remaining original 5% Preferred Stock shares were convertible into 1,332,322 shares of Common Stock at December 31, 1997. All 5% Preferred Stock was converted to Common in 1998. See
Note 8., Shareholders' Equity, for further discussion of these securities.

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
                                                             ========

New Accounting Pronouncements
-----------------------------

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a
statement of financial position.   Reclassification of financial statements for
earlier periods provided for comparative purposes is required. The Company has adopted the provisions of SFAS No. 130, effective January 1, 1998.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise Related Information" (SFAS No. 131), establishes standards for the way that public business companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


information about major customers. In the initial year of application, comparative information for earlier years is to be restated. The Company has
adopted the provisions of SFAS No. 131, effective January 1, 1998.     There was
no impact on the Company's consolidated results of operation, financial position or cash flow as a result of the adoption of these statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.


2.   INVENTORY
     ---------

      Inventory consists of:
                                      December 31,
                                    ----------------
                                      1997     1998
                                      ----     ----
      Raw materials                 $ 2,487  $ 6,249
      Work-in-process                   451    1,456
      Finished goods                 16,888   15,868
                                    -------  -------
                                    $19,826  $23,573
                                    =======  =======


3.    FIXED ASSETS, NET
      -----------------
      Fixed assets consist of:
                                      December 31,
                                    ----------------
                                      1997     1998
                                      ----     ----
      Land and buildings            $23,440  $28,997
      Office furniture and
        equipment                     4,305    5,682
      Machinery and equipment         1,161    3,659
                                    -------  -------
                                     28,906   38,338
      Less:  Accumulated
       depreciation                   2,993    3,427
                                    -------  -------
                                    $25,913  $34,911
                                    =======  =======


          Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $449, $781, and $1,265, respectively.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    INTANGIBLE ASSETS
      -----------------

      Intangible assets consist of:
                                               December 31,
                                        ----------------------
                                          1997          1998
                                          ----          ----
      Product rights acquired           $217,919      $349,282

      Less: Accumulated
             amortization                 27,195        33,417
                                         -------       -------
                                        $190,724      $315,865
                                         =======       =======

     Amortization expense for the years ended December 31, 1996, 1997 and 1998 was $6,692, $6,159, and $9,815, respectively.

Intangible Dispositions and Write-Offs.
-----------------------------------------

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

     Operating income and net loss for 1996 were negatively affected by the purchase of development products, and the sale and write down of the intangible assets in the amounts of $37.3 million for operating income and $25.4 million for net loss. The operating loss would have amounted to $12.9 million and net loss would have been $8.3 million if such transactions had not occurred.

5.   OTHER ASSETS
     ------------

     Other assets consist primarily of the Company's $10 million investment in the convertible preferred stock of RiboGene, Inc., a drug discovery company targeting infectious diseases. The shares have no voting rights. The investment is carried under the cost method, and the operating results of RiboGene are not and will not be included in Roberts' operating results. One-third of the preferred stock is convertible at the option of the Company to common stock of RiboGene at each of the first three anniversary dates of the investment. The investment is classified as held-to-maturity.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also entered into an arrangement whereby the Company will develop a new delivery formulation for RiboGenes' product, EMITASOL. Under the terms of the agreement, RiboGene will provide up to $7 million in funding from the development of EMITASOL through completion of Phase III trials and the submission of a New Drug Application ("NDA") with the balance, if any, provided by Roberts. Upon approval of the NDA, Roberts can exercise its option to market EMITASOL in the United States, Canada and Mexico under the RiboGene patents by making a milestone payment at that time plus subsequent royalties on product sales.

6.    OTHER CURRENT LIABILITIES
      -------------------------

     Other current liabilities consist of:

                                     December 31,
                                   ----------------
                                    1997     1998
                                   -------  -------
     Accrued estimated future
      product returns              $ 9,364  $ 8,509
     Accrued estimated Medicaid
      rebates                        1,150    2,489
     Income taxes payable            3,022    3,025
     Other accrued liabilities       5,220   10,589
                                   -------  -------
                                   $18,756  $24,612
                                   =======  =======

     Product return reserves of $401 and $401 have been offset against accounts receivable for 1997 and 1998, respectively.

7.   LONG-TERM DEBT
     --------------

Long-term debt consists of:
                                             December 31,
                                         --------------------
                                            1997      1998
                                            ----      ----

    Notes payable on product
     acquisitions at an imputed
     weighted average interest
     rate of 6.0% and 8.0%                $18,364  $137,917

    Less: Current installments              8,037    11,178
                                          -------  --------
                                          $10,327  $126,739
                                          =======  ========

     On June 24, 1998, the Company entered into a syndicated loan in the amount of $125 million to finance the purchase of PENTASA. The loan bears interest at a variable, tiered margin rate. Principal payments in the amount of 1% of the balance are due annually for the first four years, with a balloon payment due for the balance in year five.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Principal payments in each of the next five years on long-term debt outstanding at December 31, 1998 amount to:

     1999...........................................  11,178
     2000...........................................   4,552
     2001...........................................   1,250
     2002...........................................   1,250
     2003........................................... 119,687
                                                     -------
                                                    $137,917
                                                     =======

Notes payable are collateralized by acquired product rights.

8.   SHAREHOLDERS' EQUITY
     --------------------

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards in 1996, 1997 and 1998, consistent with the provisions of SFAS No. 123, the Company's net (loss) income and per share data would have been changed to the pro forma amounts indicated below:

                                                 Years Ended December 31,
                                                --------------------------
                                                  1996      1997      1998
                                                  ----      ----      ----

Net (Loss) Income          As reported          $(33,719)  $ 2,517   $16,787
                           Pro forma             (36,925)   (4,620)   11,367
                           ---------

(Loss) Income per share    As reported-Basic    $  (2.44)  $  0.06   $  0.54
                           As reported-Diluted     (2.44)     0.06      0.53
                           Pro forma - Basic       (2.61)    (0.19)     0.37
                           ---------
                           Pro forma - Diluted     (2.61)    (0.19)     0.36
                           ---------

     The fair value of stock options used to compute pro forma net (loss) income and per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 54%; a risk free interest rate of 6%; and a general expectation that employees will exercise options when they become vested.

     The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 1996, 1997 and 1998 was $7.17, $8.48 and $10.32, respectively.

     On July 17, 1996, the Company issued and sold in a private placement to certain investment funds 600,000 shares of the Company's Common Stock at an issue price of $16.65 per share resulting in gross proceeds to the Company of $9.9 million. In addition to receiving cash consideration equal to 5% of the gross proceeds and the reimbursement of certain expenses, the Placement Agent received Common Stock Warrants to acquire an aggregate of 15,000 shares of Common Stock for a purchase price of $16.65 per share. Substantially all of these warrants were exercised in 1998. The remaining 150 warrants expire in July of 1999.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On August 29, 1996, the Company issued and sold in a private placement to approximately eighty accredited investors for $25 per share an aggregate of 4,200,000 shares of cumulative 5% Preferred Stock resulting in gross proceeds of $105 million. In addition to receiving cash consideration equal to 5% of the gross proceeds and the reimbursement of certain expenses the Placement Agent received Preferred Stock Warrants to acquire 420,000 shares of 5% Preferred Stock for a purchase price of $25 per share. In 1997, 240,225 of these warrants were exercised, resulting in gross proceeds of $6 million. The remaining 179,775 warrants were exercised in 1998, providing additional proceeds of $4.5 million. A total of 4,620,000 shares of the 5% Preferred Stock were issued.
The 655,429 shares outstanding at December 31, 1997, or issued during 1998 were converted in 1998. No 5% Preferred Stock remained outstanding at December 31, 1998.

Stock Compensation Plans
------------------------

     During 1996 and in prior years, executives and key employees of the Company were granted stock option awards under the Incentive Stock Option Plan. At December 31, 1998, 481,488 shares remain exercisable under the Incentive Plan. In May of 1996, the Company's shareholders approved the Equity Incentive Plan which became effective May 22, 1996. The Company's Incentive Stock Option Plan was discontinued on the same date. The Equity Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, deferred stock awards, restricted stock grants and other stock based awards to executives and key employees. The total number of shares of Common Stock authorized for grant under the Equity Incentive Plan is 3,000,000.

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

     The following table summarizes the status of the Company's stock options, outstanding and exercisable at December 31, 1998.

                                                          Stock Options
                         Stock Options Outstanding         Exercisable
                         -------------------------         -----------
                                  Weighted
                                  Average     Weighted           Weighted
Range of                         Remaining    Average            Average
Exercise                        Contractual   Exercise           Exercise
Prices                 Shares       Life       Price    Shares    Price
-------------------------------------------------------------------------

$10.06 to $11.375     990,036  3 yrs, 2 mos     $10.59  495,511    $11.17

$11.50 to $13.69      944,690  4 yrs, 1 mos     $11.85  683,500    $11.83

$14.13 to $24.063   1,293,350  5 yrs, 6 mos     $17.39  373,250    $17.13

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Presented below is a summary of the status of the Company's stock options held by employees, and the related transactions for the years ended December 31, 1996, 1997 and December 31, 1998.

                                   Year Ended                Year Ended           Year Ended
                                December 31, 1996    December 31, 1997     December 31, 1998
                               -------------------  --------------------  -------------------

                               Weighted             Weighted              Weighted
                               Average              Average               Average
                               Exercise             Exercise              Exercise
Stock Options                  Price     Shares     Price    Shares       Price   Shares
-------------                  ------------------   -------------------   ------------------
Outstanding
 January 1                      $19.060 1,175,710   $11.803   2,108,415   $11.45   2,287,313

Granted                         $11.480 1,113,250   $10.78      549,848   $16.77   1,479,450

Exercised                       $11.910   (51,058)  $11.375     (76,825)  $11.35    (421,072)

Forfeited/                      $18,553  (129,487)  $11.42     (294,125)  $11.90    (117,615)
 Expired

Outstanding
 December 31                    $11,803 2,108,415   $11.45    2,287,313   $13.77   3,228,076

Options available for grant
 - Equity Incentive Plan                                                             127,802

9.   INCOME TAXES
     ------------

     The Company utilizes the asset and liability method for taxes, which requires that deferred income taxes be provided for the cumulative temporary differences between the financial and tax bases of the Company's assets and liabilities, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     The (provision) benefit for income taxes consists of:

                                       Year Ended December 31,
                                       1996      1997      1998
                                     --------  --------  --------
Current
  Federal                            $   ---   $ 4,055   $   338
  State and foreign                       ---      ---       118
                                      -------  -------   -------
Total current                        $   ---   $ 4,055   $   456
                                               =======   =======

Deferred
  Federal                              14,487   (3,148)   (9,138)
  State and foreign                        88      194       458
                                      -------  -------   -------
Total deferred                        $14,575  $(2,954)  $(8,680)
                                      =======  =======   =======

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A comparison of the provision for income taxes as reported, to a provision based on federal statutory rates and consolidated income before income taxes is as follows:

                                        Year Ended December 31,
                                       1996       1997      1998
                                     ---------  --------  ---------

(Provision) benefit at
  federal statutory rates             $16,609    $ (478)   $(9,115)
Non-deductible expense                   (530)     (262)      (611)
State taxes net of federal effect         ---       ---        ---
Research and development credits         (266)      ---        ---
Foreign items                            (809)     (523)       962
Other                                    (429)     (337)       540
Adjustment to prior year
  liabilities                             ---     2,701        ---
                                      -------    ------    -------
(Provision) benefit for
  income taxes                        $14,575    $1,101    $(8,224)
                                      =======    ======    =======

     The adjustment to prior year liabilities was a result of the elimination of certain reserves for taxes due to the closure of years 1991 through 1993 from an IRS audit.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and December 31, 1998 are presented below:

                             December 31, 1997  December 31, 1998
Federal                       Debits   Credits   Debits    Credits
-------                      --------  -------  ---------  -------

Inventory                     $   340  $   ---   $   531   $   ---
Allowance for bad debts           181      ---       258       ---
Accrued liabilities             5,144      ---     4,966       ---
Depreciation                      ---      412       ---       590
Foreign items                   3,159      ---     3,637       ---
Amortizable intangibles           ---    1,657       ---     6,499
Loss on Discontinuance            ---      558       ---       ---
AMT credit                        449      ---       770       ---
Other                             138      ---       505       ---
Net Operating Losses           12,054      ---     6,600       ---
State taxes                     3,994      ---     4,096       ---
                              -------   ------   -------   -------
Total                          25,459    2,627    21,363     7,089
  Valuation allowance -
    state and foreign          (5,538)     ---    (5,660)      ---
                              -------   ------   -------   -------
                              $19,921   $2,627   $15,703    $7,089
                              =======   ======   =======   =======

     At December 31, 1998, the Company has federal net operating loss carryforwards of approximately $19.4 million which expire in the year 2011 and 2012, foreign net operating loss carryforwards of approximately $11.1 million and net operating loss carryforwards for state tax purposes of approximately $78.2 million which expire at various dates through 2005.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A valuation allowance was provided for certain foreign net operating losses and certain state deferred tax assets due to the uncertainty of realization of these assets.

     The Company has recorded net deferred tax assets of approximately $8.6 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that the deferred tax assets for which a valuation allowance has not been provided, will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced at any time if estimates of future taxable income are reduced.

10.  LEASES AND OTHER COMMITMENTS
     ----------------------------

     The Company leases office space and certain office equipment under operating leases. Minimum rental payments in each of the next five fiscal years required under leases which have initial or remaining lease terms in excess of one year are as follows:

                                                        December 31, 1998
                                                        -----------------

   1999    ........................................            1,691
   2000    ........................................            1,445
   2001    ........................................            1,025
   2002    ........................................               70
   2003    ........................................               16


     Facility rent expense for the years ended December 31, 1996, 1997, and 1998 was $177, $257, and $195 respectively.

     In accordance with several product acquisitions and licensing agreements and subject to certain cancellation rights reserved by the Company, the Company may be required to make minimum payments related to NOROXIN, SAMPATRILAT and the Lilly Compounds totaling $39.3 million and purchase PROAMATINE inventory in the amount of $75.1 million through 2003. The NOROXIN payments may be triggered if minimum sales levels are not met and the PROAMATINE payments may be triggered if minimum sales purchases are not made. The SAMPATRILAT and Lilly payments are milestone payments due upon reaching certain stages in the development of the compounds.

11.  EMPLOYEE BENEFITS
     -----------------

     The Company has employment agreements with certain of its employees which provide them with continued salary for a period of three to four years in the event of their termination by the Company and provide additional payments on termination by the Company equal to three to four times their average incentive compensation.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Through December 31, 1997 the Company maintained an employee savings plan available to all employees who met certain age and service requirements and made discretionary contributions to the plan based on employee compensation or employee contributions. The Company contributions for 1996 and 1997 were $258 and $255, respectively.

     Also through December 31, 1997, the Company had a money purchase pension plan available to all employees who met certain age and service requirements. The Company made discretionary contributions to the plan based on employee compensation. The Company contributions for 1996 and 1997 were $248 and $199, respectively.

     As of January 1, 1998, the two plans were merged into one employee savings plan. This plan is available to all employees who meet certain age and service requirements. The plan requires mandatory contributions based on employee contributions and makes discretionary contributions based on employee compensation. The mandatory contributions made to the plan in 1998 totalled $285. Estimated discretionary contributions of $226 were accrued in 1998 and will be disbursed in 1999.

Employee Stock Purchase Plan
----------------------------

     The Company's Board of Directors approved the Employee Stock Purchase Plan (the "Plan"), which gives employees of the Company the opportunity to purchase shares of the Company's common stock through payroll deductions beginning on April 1, 1997. Employees can elect to participate in the Plan by designating from 1% to 10% of eligible compensation to be deducted from pay. On the date of exercise, which is the Friday before the 15th of the month following each quarter end, the per share purchase price will be 85% of the average high and low per-share trading price of Roberts common stock on the American Stock Exchange on that date. 500,000 shares of the Company's Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The total number of shares purchased under the plan in the years ended December 31, 1997 and 1998 was 4,045 and 10,444 with a total value of $39 and $141 respectively.

Supplemental Executive Retirement Plan
--------------------------------------

     The Company established a Supplemental Executive Retirement Plan (SERP) in 1998, which is a funded defined benefit plan for key employees of the Company. The projected benefit obligation was $5,315 and the 1998 expense for the plan was $2,146. Of this total, $65 was disbursed in 1998 and the remainder of the year's contribution will be funded in 1999. The service cost component was $1,470 and the interest cost component was $676. The discount rate utilized was 7.0%.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  CONTINGENCY
     -----------

     A shareholder class action suit was instituted in March, 1995, in the United States District Court for the District of New Jersey against the Company and certain of its officers and a former officer for alleged violations of certain federal securities laws. This suit was settled. The net expenses of this settlement to the Company amounted to $2.3 million and were included in other expense for the quarter ended September 30, 1997.

13.  ACQUISITIONS
     ------------

     In 1996, 1997, and 1998, the Company acquired trademarks and other rights to several products from various pharmaceutical companies. The aggregate price of these acquisitions was $5.1 million, $15.3 million, and $135.1 million, respectively, consisting of cash and notes payable.

14.  SEGMENT REPORTING
     -----------------

     The Company adopted SFAS No. 131, Disclosures About Segments of and Enterprise and Related Information in 1998, which changes the way the Company reports information about its operating segments. Previous year's information has been restated.

     The Company has three segments, determined geographically and are made up of the operations of the U.S., Canada, and the U.K. Each of the divisions sell pharmaceutical products; the Canadian operations also includes a manufacturing plant. Manufacturing revenues were not material to the Canadian operations or to the consolidated operations. Each division has its own management team, markets to different countries and the results of each division are evaluated independently.

     The Company evaluates performance based on profit or loss from operations before income taxes, with intercompany sales eliminated. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the results of the foreign operations are translated at the budgeted foreign exchange rate rather than the actual rate with the differences accumulated and shown separately as an adjustment to operating income. The accounting for the assets of each segment is the same as in consolidation with intercompany balances eliminated. Amortization of product intangibles is allocated from the U.S. segment to the foreign subsidiaries, however, the intangibles are maintained on the U.S. books.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1998                                 U.S.    Canada    U.K.     Total
                                   -------   -------  -------  --------

Revenues                           139,583   15,969   20,274   175,826
Segment profit                      17,728    2,019    5,264    25,011
Amortization expense                 7,453      624    1,738     9,815
Interest revenue                     3,876      100      132     4,108
Interest expense                     6,156      ---        1     6,157
Total assets                       491,150   23,449   11,636   526,235
Long-lived assets                  336,379   14,265      132   350,776

Reconciliation of segment revenue to consolidated revenue
Segment revenues                   139,583   15,969   20,274   175,826
Effect of actual vs.
 budget rates                          ---   (1,254)     873      (381)
                                   -------   ------   ------   -------
Consolidated revenues              139,583   14,715   21,147   175,445
                                   =======   ======   ======   =======


1997                                 U.S.    Canada    U.K.     Total
                                   -------   -------  -------  --------

Revenues                            91,613   13,601   17,084   122,298
Segment profit                      (3,834)   2,401    2,849     1,416
Amortization expense                 3,797      624    1,738     6,159
Interest revenue                     5,104       61       48     5,213
Interest expense                      (755)     ---      ---      (755)
Total assets                       336,783   24,465    6,607   367,855
Long-lived assets                  209,805    6,758       74   216,637

Reconciliation of segment revenue to consolidated revenue
Segment revenues                    91,613   13,601   17,084   122,298
Effect of actual vs.
 budget rates                          ---     (204)     414       210
                                   -------   ------   ------   -------
Consolidated revenues               91,613   13,397   17,498   122,508
                                   =======   ======   ======   =======


1996                                 U.S.    Canada    U.K.     Total
                                   -------   -------  -------  --------

Revenues                            74,422   11,665   12,086    98,173
Segment profit                     (51,176)   1,021    1,305   (48,850)
Amortization expense                 4,223      624    1,738     6,585
Interest revenue                     2,878        1       30     2,909
Interest expense                    (1,750)     ---      ---    (1,750)
Total assets                       357,646    8,821    5,758   372,225
Long-lived assets                  198,385       62       72   198,519

Reconciliation of segment revenue to consolidated revenue
Segment revenues                    74,422   11,665   12,086    98,173
Effect of actual vs.
 budget rates                          ---      292     (354)      (62)
                                   -------   ------   ------   -------
Consolidated revenues               74,422   11,957   11,732    98,111
                                   =======   ======   ======   =======

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The management reporting format used for this disclosure was not in effect prior to 1998. In order to present three years of data in the format prescribed by FAS 131, some estimates were made in calculating the 1996 and 1997 results as the data was not available. These estimates related to intercompany allocations and eliminations and did not effect the consolidated results. The 1996 U.S. segment results include the effects of the intangible asset dispositions and write-offs. See Note 4.

15.  DISCONTINUED OPERATIONS
     -----------------------

     In August 1995, the Company decided to seek a buyer for the assets of its Pronetics (Homecare) subsidiaries which were located in New York, New Jersey, North Carolina, and South Carolina. The sale of the Homecare division was expected to result in a loss at closing. Accordingly, the Company charged 1995 operations with the estimated loss on discontinuing the division.

     Sales of the Homecare subsidiaries were essentially completed in December 1996. The total realized from the sales was $2.7 million. The additional loss on sale was offset by a decrease in the assets held for sale and lower than expected losses from operations in 1996. There was no income statement effect from the final disposition of the Homecare division.

     In March 1996, the Company announced its plan to discontinue and divest VRG, a contract clinical research organization. The Company expected the sale of VRG to result in a loss at closing. Accordingly, the Company charged 1995 operations with the estimated loss on discontinuation of the subsidiary.

     In May 1998, the Company concluded a definitive acquisition agreement to sell VRG. The Company has received a promissory note from the purchaser calling for periodic payments to be made to the Company. With this sale, the Company completed its plans to divest non-strategic, non-pharmaceutical businesses. No gain or loss was recognized with respect to this transaction.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities was estimated based on quotes obtained from brokers. The fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          December 31, 1998
                                     ----------------------------
                                     Carrying Amount  Fair Value
                                     ---------------  -----------

Cash and cash equivalents                $    39,280  $    39,503
Marketable securities                         36,062       36,158
Long-term debt                               137,917      137,784
Held-to-maturity security                 10,000,000   10,000,000

The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions with the exception of the held-to-maturity security which is included in other assets.

17.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)
     -------------------------------------------

     The following table presents summarized quarterly results for 1998 (in thousands, except per share data).

                         First    Second         Third  Fourth
                         -----    ------         -----  ------

    Revenues            $32,588  $43,796       $42,336  $55,044
    Gross profit         20,244   28,706        27,615   32,350
    Net income            2,145    3,386/(1)/    4,677    6,579

    Basic and diluted
      net income per
      share             $  0.07  $  0.11       $  0.15  $  0.21

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents summarized quarterly results for 1997 (in thousands, except per share data).


                        First    Second       Third        Fourth
                      ---------  -------  -------------  -----------

    Revenues          $  26,330       $30,286  $28,357        $36,639
    Gross profit         14,678        17,305   14,310         23,933
    Net earnings            910/(2)/    1,288   (2,995)/(3)/    3,315/(4)/

    Basic net earnings
      per share         $  0.03       $  0.04  $(0.11)        $  0.11

    Diluted net earnings
      per share         $  0.02       $  0.04  $(0.11)        $  0.11





(1) Subsequent to the filing of the Company's quarterly report on Form 10-Q for the three months ended June 30, 1998, the Company reversed the gain recorded from the sale of the discontinued VRG division. The net of tax charge to earnings was $1,314, or $0.04 per share.

(2) Subsequent to the filing of the Company's quarterly report on Form 10-Q for the three months ended March 31, 1997, the Company reclassified costs that had been capitalized as an intangible asset to research and development expense. The net of tax charge to earnings was $660,000, or $0.02 per share.

(3) Includes a $2.3 million charge for the settlement of a lawsuit instituted against the Company for alleged violations of certain federal securities laws.

(4) In fourth quarter 1997, management made several changes in the estimates of income tax reserves and allowances for returned goods. The reduction in income tax reserves resulted from the elimination of certain reserves due to the closure of years 1991 through 1993 after an IRS audit. The allowance for returned goods was revalued based upon a change in estimate of the economic benefit from the product returns. The impact of these revaluations was $2.7 million and $1.0 million respectively.

                                                   SCHEDULE II

                       ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                Balance                    Additions                                    Balance
                                                ----------------------------------
                                Beginning of    Charged to          Charged to                          End of
                                Period          Costs and Expenses  Other Accounts      Deductions      Period
                                ------------    ------------------  --------------      ----------      ------
Allowance for uncollectibles      $  440              432               ---                (334)/(1)/   $  538

Allowance for return goods        $9,765            6,191              (345)             (6,701)/(2)/   $8,910


                       ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                Balance                    Additions                                    Balance
                                                ----------------------------------
                                Beginning of    Charged to          Charged to                          End of
                                Period          Costs and Expenses  Other Accounts      Deductions      Period
                                ------------    ------------------  --------------      ----------      ------

Allowance for uncollectibles         $ 1,440        $  120              $  ---           $(1,120)/(1)/   $  440

Allowance for return goods           $16,298        $5,667              $(3,000)/(3)/    $(9,200)/(2)/   $9,765

(1)  Actual bad debts charged to the allowance.

(2)  Actual returns of goods charged to the allowance.

(3)  Reversal of allowance established in connection with product acquisition.

                                 EXHIBIT INDEX

Exhibit No.
-----------
o      3.1.1  Amended and Restated Certificate of Incorporation of Registrant
              filed with the Secretary of State of the State of New Jersey on
              February 1, 1988 and Certificates of Amendment thereto dated
              February 2, 1988 and October 31, 1989, respectively.

zz     3.1.2  Certificate of Amendment, dated August 26, 1996, to the Amended and Restated Certificate of Incorporation of Roberts
              Pharmaceutical Corporation.

ee     3.1.3  Certificate of Amendment, dated August 29, 1996, to the Amended and Restated Certificate of Incorporation of Roberts
              Pharmaceutical Corporation.

zz     3.1.4  Certificate of Amendment, dated November 25, 1996, to the Amended and Restated Certificate of Incorporation of Roberts
              Pharmaceutical Corporation.

y        3.2  By-laws of the Registrant, as amended.

+        4.1  Form of Specimen Certificate, Roberts Pharmaceutical Corporation
              Common Stock.

dd       4.2  Form of Specimen Certificate, Roberts Pharmaceutical Corporation
              5% Convertible Preferred Stock.

dd       4.4  Form of Stock Purchase Agreement, dated July 17, 1996, executed by and between Roberts and the purchasers of the Common Stock in the
              Common Stock Private Placement.

dd       4.5  Form of Preferred Stock Investment Agreement, dated August 29,
              1996, executed by and between Roberts and the purchasers of the 5%
              Convertible Preferred Stock in the Preferred Stock Private
              Placement.

dd       4.6  Form of Stock Purchase Warrant used in connection with the Common
              Stock Private Placement.

dd       4.7  Form of Stock Purchase Warrant used in connection with the
              Preferred Stock Private Placement.

ff       4.8  Rights Agreement, dated as of December 16, 1996, between Roberts and Continental Stock Transfer & Trust Company and the Summary of
              Rights to purchase Roberts Preferred Stock.

ff       4.9  Form of Specimen Rights Certificate to be used upon the occurrence of a "Distribution Date" as defined in the Rights Agreement.

+       10.1  License Agreement (United States), dated November 6, 1989, between
              Roberts and Instituto Biologico Chemioterapico (ABC) S.p.A.

Exhibit No.
-----------
+       10.2  License Agreement (United Kingdom), dated November 6, 1989, between Roberts and Instituto Biologico Chemioterapico (ABC)
              S.p.A.

o       10.3  License Agreement, dated January 1, 1985, between the National
              Technical Information service and Roberts.

o       10.4  Agreement, dated October 1, 1985, between Hafslund Nycomed Pharma
              AG (formerly CL Pharma AG) and Roberts Laboratories, Inc., a wholly owned subsidiary of Roberts.

aa    10.4.1  Amendment, dated January 19, 1994, to Agreement, dated October 1,
              1985, between Hafslund Nycomed Pharma AG and Roberts Laboratories,
              Inc., a wholly owned subsidiary of Roberts.

o      10.16  Agreements and other documents of Roberts, Hafslund Nycomed AG and
              Linz-Roberts, Inc. including the following exhibits thereto:

              (a)  Subscription and Shareholders Agreement, dated December 1,
                   1985, between Roberts, Hafslund Nycomed Pharma AG and Linz-
                   Roberts, Inc., including the following exhibits thereto:

                  (i)    Certificate of Incorporation of Linz-Roberts, Inc.

                  (ii)   By-Laws of Linz-Roberts, Inc.

                  (iii)  License Agreement, dated January 1, 1985, between the
                         National Technical Information Service and Roberts (See
                         Exhibit 10.3)

                  (iv) Agreement of Assignment, dated December 1, 1985, between Roberts and Linz-Roberts, Inc.

                  (v) Research and Development Agreement, dated as of December 1, 1985, between Vukovich Research Group, Inc.
                         and Roberts Pharmaceutical Corporation

              (b) License and Distribution Agreement, dated December 1, 1985, between Roberts and Hafslund Nycomed Pharma AG.

o      10.17  License Agreement, dated October 31, 1988, between the Salk
              Institute for Biological Studies and Roberts.

(*)  10.20.1  Employment Agreement, dated as of August 24, 1998, between Roberts and John T. Spitznagel.

(*)  10.20.2  Employment Agreement, dated as of August 24, 1998, between Roberts and Peter M. Rogalin.

Exhibit No.
-----------
(*)    10.23  Employment Agreement, dated as of August 24, 1998, between Roberts and Robert W. Loy.

(*)    10.24  Employment Agreement, dated as of August 24, 1998, between Roberts and Anthony A. Rascio.

o      10.26  Rental Deposit Deed, dated September 28, 1988, between the
              University of Surrey and Roberts relating to the leased office space in Guildford, England.

o      10.27  Underlease, dated September 28, 1988, between the University of
              Surrey and Roberts relating to the leased office space in Guildford, England.

xx     10.42  Distribution Agreement, dated February 15, 1991, between Roberts and Flint Laboratories (Canada) Ltd.

++     10.43  Agreement for Products and Sale of Assets, dated March 6, 1991, between Norwich Eaton Pharmaceuticals, Inc. and Roberts
              Laboratories Inc., a wholly owned subsidiary of Roberts.

y      10.48  License Agreement, dated as of August 1, 1991, between Bristol-
              Myers Squibb Co. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

y      10.51  Agreements of Roberts Laboratories Inc., a wholly owned subsidiary
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

Exhibit No.
-----------
                   McKenna & Harrison, Inc.

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

              (g)  Assignments, each dated December 24, 1991, between American
                   Home Products Corporation and Roberts Laboratories In., a wholly owned subsidiary of Roberts.

              (h)  Assignment, dated December 24, 1991, between John Wyeth &
                   Brother Limited and Roberts Laboratories In., a wholly owned subsidiary of Roberts.

k      10.55  Stock Purchase Agreement, dated as of January 22, 1992, between
              Roberts and Yamanouchi Pharmaceutical Co., Ltd., including
              Shareholder Agreement dated as of January 22, 1992 between Dr.
              Robert A. Vukovich and Yamanouchi Pharmaceutical Co., Ltd. which comprises Annex A to such agreement.

j      10.56  Distribution Agreement, dated March 31, 1992, between Research
              Industries Corporation and Roberts Pharmaceutical of Canada Inc.,
              a wholly owned subsidiary of Roberts.

j      10.57  License Agreement, dated April 2, 1992, between Bayer AG and
              Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

j      10.58  License Agreement, dated April 10, 1992, between Ortho
              Pharmaceutical Corporation and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

Exhibit No.
-----------
j      10.59  Purchase Agreement, dated July 6, 1992, between Galen Limited and
              Roberts Laboratories Inc., a wholly owned subsidiary of Roberts.

kk     10.60  Asset Purchase Agreement, dated September 29, 1992, between Smith-
              Kline Beecham Pharmaceuticals, an unincorporated division of
              Smith-Kline Beecham Corporation, and Roberts Laboratories Inc, a
              wholly owned subsidiary of Roberts.

j      10.61  Agreement for Purchase and Sale of COMHIST Assets, dated November
              24, 1992, between Procter & Gamble Pharmaceuticals, Inc. and
              Roberts Laboratories Inc, a wholly owned subsidiary of Roberts.
              Upon the request of the Securities and Exchange Commission,
              Roberts agrees to furnish a copy of Schedules 1.1(a) through 6.11 and Exhibits A through C to the Agreement for Purchase and Sale of
              COMHIST Assets as follows: 1.1(a) Schedule of Trademarks; 1.1(b)
              Schedule of Know-How; 1.1(d) Tooling Schedule; 1.4 Allocation of
              Purchase Price Schedule; 6.6(4) Intellectual Property Claims
              Schedule; 6.10 Schedule of Customers; 6.11 Financial Information
              Schedule; A Form of Trademark Assignment; B Form of Bill of Sale;
              C Contract Manufacturing Agreement.

j      10.63  Purchase and Sale Agreement, dated December 21, 1992, between the
              Du Pont Merck Pharmaceutical Company and Roberts Laboratories
              Inc., a wholly owned subsidiary of Roberts.

j      10.64  Asset Purchase Agreement, dated December 28, 1992, between G.D.
              Searle & Co. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts. Upon the request of the Securities and
              Exchange Commission, Roberts agrees to furnish a copy of Exhibits
              A and B, Schedules 1.12 through 4.2(d), and various miscellaneous assignments of copyrights and trademarks to the Asset Purchase
              Agreement as follows: A Security Agreement; B Supply Agreement;
              1.12 Product Registrations, 2.3 Purchase Price Allocations; 4.1(c)
              Contracts Requiring Consents; 4.1(f) Pending Suits and Claims;
              4.1(g) Compliance; 4.1(h) Material Contracts; 4.1(i) Exceptions to
              Ownership of Intellectual Property; 4.1(j) Financial Information;
              4.1(l) Customer List; 4.1(m) Material Adverse Changes; 4.2(d)
              Buyer's Financial Statements; assignments of copyrights;
              assignments of trademarks.

j      10.65  Asset Purchase Agreement, dated March 23, 1993, by and between
              Searle Canada, Inc. and Roberts Laboratories Inc., a wholly owned subsidiary of Roberts. Upon the request of the Securities and
              Exchange Commission, Roberts agrees to furnish a copy of Exhibit A and Schedules 1.5(a) through 5.19 to the Asset Purchase Agreement as follows: A Supply Agreement; 1.5(a) Sales Retained by Seller;
              1.5(b) Pricing Prior to Closing; 1.10 Product Registrations;
              4.1(g) Compliance; 4.1(h) Material Contracts; 4.1(i) Exceptions to
              Ownership of Intellectual Property; 4.1(j) Financial Information;
              4.1(l) Customer List; 4.1(m) Material Adverse Changes; 5.19
              Packaging Charges.

Exhibit No.
-----------
#      10.67  Copy of form of Option Agreement used in connection with options granted under the Roberts Pharmaceutical Corporation Restricted
              Stock Option Plan.

#      10.68  Copy of form of Option Agreement used in connection with options granted under the Roberts Pharmaceutical Corporation Incentive
              Stock Option Plan.

j      10.69  Rebate Agreement, dated November 11, 1992, between the Secretary of Health and Human Services and Roberts Laboratories Inc., a
              wholly owned subsidiary of Roberts.

a      10.70  License Agreement, dated as of March 27, 1993, by and among
              Roberts Laboratories Inc, a wholly owned subsidiary of Roberts,
              Sawai Pharmaceutical Co., Ltd., and Grelan Pharmaceutical Co.,
              Ltd.

a      10.71  Agreements, dated as of May 5, 1993, between Roberts Laboratories
              Inc., a wholly owned subsidiary of Roberts, and Glaxo Canada Inc., dated as of May 5, 1993.

              (a)  First Asset Purchase Agreement.
              (b)  Promotion Agreement.
              (c)  Supply Agreement.
              (d)  Distribution Agreement.
              (e)  License Agreement.
              (f)  Registered User Agreement.
              (g)  Assignment of Trademarks.
              (h)  Second Asset Purchase Agreement.

a      10.72  Stock Purchase Agreement, dated August 30, 1993, by and among
              Roberts, Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S.A.
              Inc.

aa     10.73  Amendment to Stock Purchase Agreement, dated August 30, 1993, by and among Roberts, Yamanouchi Pharmaceutical Co., Ltd. and
              Yamanouchi U.S.A. Inc.

aa     10.74  Agreements, dated as of September 14, 1993, among Bristol-Myers
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
              Rockefeller University

Exhibit No.
-----------
              and Roberts Laboratories Inc., a wholly owned subsidiary of
              Roberts.

bb     10.76  Agreements between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and SmithKline Beecham Pharmaceuticals, an
              unincorporated division of SmithKline Beecham Corporation:

              (a)  TIGAN Asset Purchase Agreement dated as of March 27, 1995.
                   Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits A through D and Schedules 5.4 through 5.11 and Appendix I as follows: A List of Products; B- Assignment and Assumption Agreement; C
                   Promissory Note; D Transitional Services Agreement; 5.4
                   Financial Information; 5.5 Litigation; 5.6 Inventory; 5.7
                   Product Formulas; 5.8 Regulatory Issues; 5.9 FDA and Other
                   Administrative Approvals, Registrations and Permits; 5.11
                   Intellectual Property Rights; I Purchase Price Adjustments.

              (b)  EMINASE Asset Purchase Agreement dated as of March 27, 1995.
                   Upon the request of the Securities and Exchange Commission, Roberts agrees to furnish a copy of Exhibits A through D, Schedules 2.1(a)(1) through 5.11 and Appendices I and II as follows: A List of Products; B Manufacturing Agreement; C
                   Promissory Note; D Transitional Services Agreement; 2.1(a)(1)
                   Transferable Product Rights; 2.1(a)(2) Non-Transferable
                   Product Rights; 2.1(b) Transferred Contracts; 5.4 Financial
                   Information; 5.5 Litigation; 5.6 Inventory; 5.7 Product
                   Formulas; 5.8 Regulatory Issues; 5.9 FDA and Other
                   Administrative Approvals, Registrations and Permits; 5.11
                   Intellectual Property Rights; I Territories; II Purchase
                   Price Adjustments.

gg     10.77  Distribution Agreement, dated February 23, 1995, between Roberts
              Laboratories Inc., a wholly owned subsidiary of the Company, and
              Merck and Co., Inc. with respect to NOROXIN.

zz     10.78  License Agreements between Roberts Laboratories Inc., a wholly owned subsidiary of Roberts, and Eli Lilly and Company.

              (a)  Tazofelone License Agreement dated November 5, 1996.
              (b)  Compound LY246736 License Agreement dated November 5, 1996.
              (c)  Compound LY353433 License Agreement dated November 5, 1996.
              (d)  Compound LY315535 License Agreement dated December 4, 1996.

zz     10.79  License Agreement between Roberts Laboratories Inc., a wholly owned subsidiary of the Company, and Pfizer Inc. with respect to
              Sampatrilat. Upon request of the Securities and Exchange
              Commission, Roberts agrees to furnish a copy of Exhibits 1.7(a)
              and 3.1(b).

Exhibit No.
-----------
zz     10.80  Agreement, dated December 3, 1996, by and between Roberts and
              Monsanto Canada, Inc. with respect to Oakville manufacturing facility.

zz     10.81  Divestiture Agreement, dated December 1, 1996, by and among
              Roberts, Pronetics Health Care Group, Inc. (New Jersey), Pronetics
              Health Care Group, Inc. (New York), PHCG, Inc. and MJGC Corp.
              pertaining to the divestiture of certain Homecare operations.

zz     10.82  Stock Purchase Agreement, dated January 31, 1997, by and among
              Roberts, Pronetics Health Care Group, Inc. (North Carolina) and
              American Homepatient, Inc. pertaining to the divestiture of certain Homecare operations.

ll     10.83  Agreement of sale, August 1997, by and between Roberts
              Pharmaceutical Corporation and Novartis Pharmaceutical Corporation
              pertaining to the acquisition of the distribution facility.

ll     10.84  Asset Purchase Agreement, December 1997, by and between Roberts
              Laboratories Inc., a wholly owned subsidiary of Roberts, and G.D.
              Searle & Co. pertaining to the divestiture of NORETHIN. Upon request of the Securities and Exchange Commission, Roberts agrees to furnish copies of Schedules 1.13, 2.3, 4.1(c), (f), (g), (h),
              (i), (j), (l) and (m).

ll     10.85  Distribution Agreement, December 1997, by and between Roberts
              Laboratories Inc., a wholly owned subsidiary of Roberts, and G.D.
              Searle & Co. pertaining to the distribution rights for SLOW-MAG.

       10.86  Supplemental Executive Retirement Plan of Roberts Pharmaceutical
              Corporation, effective January 1, 1998.

       10.87  Agreements between Hydro Med Sciences, a division of GP Strategies
              Corp., and Roberts Laboratories Inc.:

              (a)  License Agreement, dated March 24, 1998.
              (b)  Manufacturing Supply Agreement, dated March 24, 1998 and
                   First Amendment to Manufacturing Supply Agreement, dated
                   September 25, 1998.

       10.88  Agreements for the right to market Pentasa(R):

              (a) Sublicense and Assignment Agreement, dated June 24, 1998, between Hoechst Marion Roussel, Inc. and Roberts Laboratories
                   Inc.

              (b)  Amendment to Sublicense and Assignment Agreement, dated June
                   24, 1998, between Hoechst Marion Roussel, Inc., and Roberts
                   Laboratories Inc.

Exhibit No.
-----------
              (c)  Supply Agreement, dated April 1, 1998, between Hoechst Marion
                   Roussel, Inc. and Roberts Laboratories Inc.

              (d)  Stand-Still Agreement, dated June 17, 1998, between Ferring
                   A/S, Hoechst Marion Roussel, Inc., Roberts Pharmaceutical
                   Corporation and Roberts Laboratories Inc.

              (e)  Agreement, dated June 22, 1998, among Ferring A/S, Hoechst
                   Marion Roussel, Inc., Roberts Laboratories Inc. and Roberts
                   Pharmaceutical Corporation.

nn     10.89  Credit Agreement, dated as of June 24, 1998, among Roberts
              Pharmaceutical Corporation, First Union National Bank, Summit
              Bank, DLJ Capital Funding, Inc., and various other financial institutions.

       10.90  Agreements between RiboGene, Inc. and Roberts Pharmaceutical
              Corporation:

              (a)  Option and License Agreement, dated July 6, 1998.
              (b)  First Amendment to the Option and License Agreement, dated
                   July 6, 1998.
              (c)  Registration Rights Agreement, dated July 16, 1998.
              (d)  Stock Purchase Agreement, dated July 6, 1998.

       10.91 Consultant Agreement, made as of October 1, 1998, by and between Roberts Pharmaceutical Corporation and Robert A. Vukovich, Ph.D.

mm     16.01  Letter, dated December 9, 1998, from PricewaterhouseCoopers L.L.P.
              regarding their resignation as Roberts Pharmaceutical
              Corporation's principal accountant.

       21.    Subsidiaries of the Registrant.

       23.01  Consent of Ernst & Young L.L.P.

       23.02  Consent of PricewaterhouseCoopers L.L.P.

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

Exhibit No.
-----------
+             Incorporated by reference to the identically numbered exhibit to
              Amendment No. 1 to Registrant's Registration Statement on Form S-1
              (Registration No. 33-31876).

x Incorporated by reference to the identically numbered exhibit to Amendment No. 2 to Registrant's Registration Statement on Form S-1
              (Registration No. 33-31876).

z Incorporated by reference to the identically numbered exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1
              (Registration No. 33-40636).

k Incorporated by reference to the identically numbered exhibit to Registrant's Registration Statement on Form S-1 (Registration No.
              33-45069).

# Incorporated by reference to the identically numbered exhibit to Registrant's Registration Statement on form S-8 (Registration No.
              33-34767).

a Incorporated by reference to the identically numbered exhibit to Registrant's Registration Statement on Form S-3 (Registration No.
              33-68080).

b Incorporated by reference to Registrant's Registration Statement on Form S-8 (Registration No. 33-51198)

nn Incorporated by reference to Registrant's Report on Form 10-Q/A for the quarter ended June 30, 1998.

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

ll Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

cc            Financial Data Schedules are submitted in electronic format only.

Exhibit No.
-----------
dd            Incorporated by reference to the identically numbered exhibit to Registrant's Registration Statement on Form S-3
              (Registration No.333-13729).

ee            Incorporated by reference to Exhibit No. 4.3 to Registrant's
              Registration Statement on Form S-3 (Registration No. 333-13729).

ff            Incorporated by reference to Exhibit No. 1 to Registrant's
              Registration Statement ton Form 8-A.

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

mm Incorporated by reference to Registrant's Current Report on Form 8-K, dated December 9, 1998.