Form 10-Q
period 1999-03-31
ROBERTS PHARMACEUTICAL CORP
filed 1999-05-11
CIK 853022

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999
Commission File Number:  1-10432



             ROBERTS PHARMACEUTICAL CORPORATION
  (Exact name of registrant as specified in its charter)


    NEW JERSEY                                       22-2429994
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)


  MERIDIAN CENTER II
  4 INDUSTRIAL WAY WEST
  EATONTOWN, NEW JERSEY                                 07724
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
                                                Yes  X    No

              Class                       Outstanding Shares at
                                          May 7, 1999
          Common Stock                    31,620,098

              ROBERTS PHARMACEUTICAL CORPORATION

                            INDEX

                                                          Page


Part I

         Item 1 - Financial Statements                      2

         Item 2 - Management's Discussion and Analysis      9

Part II

         Item 6 - Exhibits and Reports on Form 8-K          14

Signatures                                                  15












FORWARD LOOKING STATEMENTS

Certain statements included in the notes to the Registrant's consolidated financial statements and Items 2 and 6 of this form 10-Q are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The Registrant cautions readers that forward looking statements, including, without limitation, those relating to the Registrant's research and development, income taxes, liquidity and capital resources, Euro conversion, and year 2000 readiness are subject to certain risks and uncertainties, including, without limitation, the ability of the Registrant to secure regulatory approval in the United States and in foreign jurisdictions for the Registrant's developmental pipeline drugs, the efforts of the Registrant's competitors and the introduction of rival pharmaceutical products which may prove to be more effective than the Registrant's products, general market conditions, the availability of capital, and the uncertainty over the future direction of the healthcare industry, that could cause actual results to differ materially from those indicated in the forward looking statements.

                   ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share data)



                                March 31, 1999    December 31, 1998
                                  (Unaudited)
                                --------------    -----------------
ASSETS

  Current assets:
     Cash and cash equivalents        $ 20,196             $ 39,280
     Marketable securities              52,571               36,062
     Accounts receivable, net           31,422               40,412
     Inventory                          22,927               23,573
     Notes receivable, current           7,552                9,426
     Deferred tax assets                 5,222                5,222
     Other current assets                3,244                3,259
                                    ----------           ----------
     Total current assets              143,134              157,234

  Fixed assets, net                     35,184               34,911
  Intangible assets                    318,912              315,865
  Notes receivable                       1,753                2,369
  Deferred non-current tax asset         3,392                3,392
  Other assets                          12,222               12,465
                                    ----------           ----------
    Total assets                      $514,597             $526,236
                                    ==========           ==========



















   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                     March 31, 1999    December 31, 1998
                                     --------------    -----------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $  7,802             $ 11,178
     Accounts payable                        10,186               21,897
     Other current liabilities               25,708               24,612
                                         ----------           ----------
     Total current liabilities               43,696               57,687

  Long-term debt, excluding
     current installments                   122,813              126,739

  Shareholders' equity:

     Common stock, $.01 par,
     100,000,000 shares authorized,
     31,541,292 and 31,507,442
     outstanding                                321                  320

     Additional paid-in capital             382,861              381,631
     Accumulated other comprehensive
       income                                (2,684)              (2,716)
     Deficit                                (32,173)             (37,188)
     Treasury stock, 387,594 shares
     of common stock, at cost                  (237)                (237)
                                         ----------           ----------
     Total shareholders' equity             348,088              341,810
                                         ----------           ----------
     Total liabilities and
       shareholders' equity                $514,597             $526,236
                                         ==========           ==========










   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except share and per share data)
                                   (Unaudited)

                                              For the three months
                                                ended March 31,
                                             1999                 1998
                                       ----------           ----------
Sales and Revenue:
  Sales                                  $ 44,083             $ 32,588
  Other revenue                               456                  259
                                       ----------           ----------
Total sales and revenue                    44,539               32,847
                                       ----------           ----------
Operating costs and expenses:
  Cost of sales                            15,365               12,603
  Research & development                    2,740                2,660
  Marketing                                 9,798                7,863
  Administration                            7,385                7,187
                                       ----------           ----------
Total operating costs & expenses           35,288               30,313
                                       ----------           ----------
Operating income                            9,251                2,534
                                       ----------           ----------
Other income (expense):
  Interest income                           1,037                1,273
  Interest expense                         (2,547)                (269)
  Foreign currency gain (loss)                (18)                 (26)
  Other, net                                  (23)                 (43)
                                       ----------           ----------
Total other income (expense)               (1,551)                 935
                                       ----------           ----------
Income before taxes                         7,700                3,469

Provision for income taxes                  2,685                1,324
                                       ----------           ----------
Net income                               $  5,015             $  2,145
                                       ==========           ==========
Net income per share of common stock:
  Basic                                  $    .16             $    .07
                                       ==========           ==========
  Diluted                                $    .16             $    .07
                                       ==========           ==========

Weighted average number of
  common shares outstanding:
  Basic                                31,541,292           30,185,163
  Diluted                              32,142,743           30,205,280







   The accompanying notes are an integral part of these financial statements.

                     ROBERTS PHARMACEUTICAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)

                                                     For the three months
                                                       ended March 31,
                                                    1999              1998
                                              ----------        ----------
Cash flows from operating activities:            $ 7,155           $ 2,972
                                              ----------        ----------
Cash flows from investing activities:
   Purchase of marketable securities             (16,509)           (5,120)
   Purchases of intangible assets                 (5,474)              (45)
   Purchases of fixed assets                        (529)           (3,221)
   Collection on notes receivable                  2,490               100
                                              ----------        ----------
       Net cash by used in
          investing activities                   (20,022)           (8,286)
                                              ----------        ----------
Cash flows from financing activities:
   Payments on notes payable and
     long term debt                               (7,411)           (4,200)
   5% Preferred stock dividends paid                   0              (150)
   Net proceeds from issuance of
     common stock                                  1,231                76
   Net proceeds from issuance of
     5% preferred stock                                0             3,957
       Net cash used in
          financing activities                    (6,180)             (317)
                                              ----------        ----------
Exchange rate changes on cash and
   cash equivalents                                  (37)               62
                                              ----------        ----------
Change in cash and cash equivalents              (19,084)           (5,569)
Beginning cash and cash equivalents               32,280            42,950
                                              ----------        ----------
Ending cash and cash equivalents                 $20,196           $37,381
                                              ==========        ==========
Supplemental cash flow information:
   Interest paid                                 $ 5,361           $   638
   Income taxes paid                             $   306           $    15













   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999

1.   Summary of Significant Accounting Policies
     ------------------------------------------

Interim Reporting
-----------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended March 31, 1999 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

Basis of Presentation
---------------------

Roberts Pharmaceutical Corporation is an international pharmaceutical company which licenses, acquires, develops and commercializes post-discovery drugs in selected therapeutic categories. The Company currently markets approved pharmaceutical products in the United States, Canada, the United Kingdom and several other European countries. The consolidated financial statements include the accounts of Roberts Pharmaceutical Corporation and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. All dollar amounts are presented in thousands, except for earnings per share.

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

               ROBERTS PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                         March 31, 1999


2.   Inventory
     ---------

Inventory at March 31, 1999 consists of:

          Raw Materials       $ 6,497
          Work in Process       1,406
          Finished Goods       15,024
                             --------
          Total               $22,927
                             ========
3.   Earnings per Share
     ------------------

Net income per share used in the calculation of earnings per share was calculated as follows:

                                    March 31,     March 31,
                                         1999          1998
                                    ---------     ---------
     Net income                       $ 5,015       $ 2,145
     Preferred dividends                  ---            34
                                    ---------     ---------
     Net income for computation
       of earnings per share          $ 5,105       $ 2,111
                                    =========     =========

Total common stock and potentially dilutive common stock for the calculation of diluted earnings per share were calculated as follows:

                                    March 31,     March 31,
                                         1999          1998
                                   ----------    ----------
     Weighted average common
       shares outstanding          31,541,292    30,185,163

     Dilutive effect of:
       Stock options                  601,417        11,045
       Common stock warrants               34           ---

     Preferred stock warrants             ---         9,072
                                   ----------    ----------
     Total shares for computation
       of EPS                      32,142,743    30,205,280
                                   ==========    ==========

               ROBERTS PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                         March 31, 1999

4.   Segment Reporting
     -----------------

The Company has three segments, determined geographically which are made up of the operations of the U.S., Canada, and the U.K. Each segment sells pharmaceutical products; the Canadian operations also include a manufacturing plant. Manufacturing revenues were not material to the Canadian operations or to the consolidated operations. Each segment has its own management team, markets to different countries and the results of each segment are evaluated independently.

The Company evaluates performance based on profit or loss from operations before income taxes, with intercompany revenues, shown below, eliminated. The accounting policies of the reportable segments are consistent with the corporate accounting policies except that the results of the foreign operations are translated at the budgeted rate rather than the actual rate with the differences accumulated and shown separately as an adjustment to operating income.

The changes in total assets by segment between December 31, 1998, and March 31, 1999, were not material.

Selected operating results of the reportable segments for the three month periods ended March 31, 1999 and 1998 are as follows:

 1999                      U.S.    Canada      U.K.     Total
 ---------------------  -------   -------   -------   -------
 Revenues                35,506     3,808     5,397    44,711
 Segment profit           6,701         5       994     7,700
 Intersegment revenues    2,870     1,369       ---     4,239

 1998                      U.S.    Canada      U.K.     Total
 ---------------------  -------   -------   -------   -------
 Revenues                24,029     3,312     5,452    32,793
 Segment profit           2,231        96     1,142     3,469
 Intersegment revenues    4,067       805       ---     4,872

5.     Comprehensive Income
       --------------------

Presented below is a reconciliation of net income to comprehensive income:

                                             For the three months
                                                ended March 31,
                                              1999           1998
                                          --------        --------
Net income                                 $ 5,015         $ 2,145
  Foreign currency translation adjustment       32             203
                                          --------        --------
Comprehensive income                       $ 5,047         $ 2,348
                                          ========        ========

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Three months ended March 31, 1999 and 1998

Corporate Revenues
------------------

Total revenue for the three months ended March 31, 1999 increased
$11.7 million as compared with the first three months of 1998.
This increase was principally due to an increase in revenues from product sales.

Product Sales
-------------

For the three months ended March 31, 1999, product sales increased
$11.5 million from $32.6 million to $44.1 million.

U.S. product sales increased $11.3 million from $24.0 million to $35.3 million. PENTASA, which was not added to the mix until second quarter 1998, provided $15.0 million of this increase, and PROAMATINE and AGRYLIN added $2.9 million and $1.5 million, respectively. NOROXIN and SALUTENSIN sales decreases of $5.0 million and $0.9 million, respectively, partially offset the sales increases. The Company's United Kingdom subsidiary, Monmouth
Pharmaceuticals, Ltd. remained consistent with prior year. Sales of the Company's Canadian subsidiary increased slightly by $0.03 million from $3.2 million to $3.5 million.

Cost of Sales
-------------

For the three months ended March 31, 1999, cost of sales amounted to 34.9% of product sales, a 3.8% decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is principally due to the addition to the product mix of PENTASA and the growth of AGRYLIN and PROAMATINE and their higher gross profit margins and the decrease in NOROXIN sales, which is a lower margin product.

Research and Development
------------------------

Research and Development expenses remained constant at $2.7 million during the three months ended March 31, 1999 as compared to the comparable prior year period as the Company continues to fund the development of the product pipeline, particularly DIRAME. Research and development expenses are expected to be at higher levels in the remaining three quarters of 1999 primarily due to the DIRAME studies and preparation for the NDA compilation.




Marketing
---------

For the three months ended March 31, 1999, Marketing expenses increased $1.9 million from $7.9 to $9.8 as a result of many factors, including $0.5 million for the outside sales force program in the UK, implemented this year, $0.4 million in increased journal, radio and television advertising and $0.3 million for new marketing programs.

Administrative Expenses
-----------------------

For the three months ended March 31, 1999, Administrative expense increased $0.2 million from $7.2 million to $7.4 million. The largest components of the increase are a $0.9 million increase in amortization expense and a $0.6 million of Supplemental Executive
Retirement Plan (SERP) expense, offset by a $1.4 million decrease in stock appreciation rights (SAR) expense. First quarter 1998 SERP expense was accrued in second quarter 1998 when the plan was finalized, the amortization of PENTASA did not begin until second quarter
1998, subsequent to the Company's purchase of the product in April
1998, and there was no SAR expense in first quarter 1999 due to the exercise of all SARs in second quarter 1998.

Interest Income and Expense
---------------------------

Interest income decreased $0.2 million due to lower cash and marketable securities balances. Interest expense increased by $2.3 million as a result of the debt incurred in connection with the acquisition of PENTASA.

Income Taxes
------------

For the three months ended March 31, 1999 and 1998, income tax expense was calculated using the expected effective statutory rate except for certain taxes related to foreign operations.

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

Liquidity and Capital Resources
-------------------------------

Operating activities provided $7.2 million in cash flow to the Company. The primary components of cash provided by operating activities were net income of $5.0 million, which includes $3.1 million of non-cash charges, including depreciation and amortization and decreases in accounts receivable and inventory of $9.0 million and $0.7 million, respectively, offset by a decrease in accounts payable of $11.7 million. As of March 31, 1999, the Company had cash, cash equivalents and marketable securities of $72.8 million.

Investing activities used $20.0 million, comprised primarily of $16.5 million in marketable securities purchases and $6.0 million in purchases of intangible and fixed assets primarily the LODINE rights. The purchases of marketable securities are primarily due to changes in investment mix. Total cash and marketable securities balances decreased only $2.6 million from December 31, 1998.

Financing activities used $6.2 million, including $7.4 million of payments on notes payable offset by proceeds from the issuance of Common Stock of $1.2 million, primarily stock options exercises.

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

Foreign Currency Fluctuations
-----------------------------

Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Fluctuations in foreign currency exchange rates were not material for the quarter ended March 31, 1999.

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

Over the past year, the Company has replaced or upgraded much of its software and systems in the normal course of business. The financial system was replaced with an Enterprise Resource Planning
System which the developer states is 2000 compliant. The Company intends to obtain and review the developer's certification documentation. The system was implemented in the U.S. in April, 1998, due to the need for an integrated, more advanced system to link the Finance and Sales departments located at headquarters with the new distribution facility. The Canadian and U.K. subsidiary implementations were completed as of January 4, 1999. These upgrades are also due to the new integrated reporting system and not year 2000 compliance. Due to the completion of the implementation, the three financial locations are electronically linked, enabling more timely completion of financial requirements.
Non-financial software and hardware were also replaced in the normal course of business as the previous systems were outdated.

The manufacturing plant, located in Canada, which was purchased by the Company in 1997, required various upgrades to its operating systems. New hardware and upgraded software were installed. The hardware was installed to replace outdated processing equipment.
The software was installed to ensure year 2000 compliance.  The
Company's investment in this software was approximately $225,000
U.S. dollars.

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











Item 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(b)     Reports on Form 8-K

During the first quarter ended March 31, 1999, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

Form 8-K (Item 5. Other Events), date of earliest event reported
January 15, 1999, with respect to the Company's presentation at the 17th annual Hambrecht & Quist Healthcare Conference.

Form 8-K (Item 5. Other Events), date of earliest event reported
February 1, 1999, with respect to an agreement with Yuhan
Corporation to distribute AGRYLIN in Korea and to obtain the necessary regulatory approval to do so.

Form 8-K (Item 5. Other Events), date of earliest event reported
February 8, 1999, with respect to the market for the Company's late stage development product RL0903.

Form 8-K (Item 5. Other Events), date of earliest event reported
March 9, 1999, with respect to the acquisition of the rights to LODINE in the UK and ROI.

Form 8-K (Item 5. Other Events), date of earliest event reported
March 16, 1999, with respect to the preliminary review of data from Phase III post-operative dental pain study and its indication of strong analgesic potential.
























Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Roberts Pharmaceutical Corporation
                                ----------------------------------
                                (Registrant)


                                /s/ Peter M. Rogalin
Date:  --------------------     ----------------------------------
                                Peter M. Rogalin
                                Vice President and Treasurer
                                (Principal Financial and
                                Accounting Officer)

















                             - 15 -
