Form 10-Q
period 1999-06-30
ROBERTS PHARMACEUTICAL CORP
filed 1999-08-11
CIK 853022

                         FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1999
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
                                                Yes  X    No
                                                    ---     ---

              Class                       Outstanding Shares at
                                          August 5, 1999
          Common Stock                    31,901,445

              ROBERTS PHARMACEUTICAL CORPORATION

                            INDEX

                                                          Page


Part I

         Item 1 - Financial Statements                      2

         Item 2 - Management's Discussion and Analysis      10

Part II

         Item 6 - Exhibits and Reports on Form 8-K          16

Signatures                                                  17












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

                   ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share data)



                                 June 30, 1999    December 31, 1998
                                 -------------    -----------------
                                   (Unaudited)

ASSETS

  Current assets:
     Cash and cash equivalents        $ 15,352             $ 39,280
     Marketable securities              31,420               36,062
     Accounts receivable, net           43,257               40,412
     Inventory                          28,305               23,573
     Notes receivable, current           5,699                9,426
     Deferred tax assets                 4,988                5,222
     Other current assets                5,224                3,259
                                     ---------            ---------
     Total current assets              134,245              157,234

  Fixed assets, net                     35,920               34,911
  Intangible assets                    351,486              315,865
  Notes receivable                       1,473                2,369
  Deferred non-current tax asset           500                3,392
  Other assets                          12,102               12,465
                                     ---------            ---------
    Total assets                      $535,726             $526,236
                                     =========            =========



















   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                      June 30, 1999     December 31, 1998
                                      -------------     -----------------
                                       (Unaudited)

LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $  7,850             $ 11,178
     Accounts payable                        16,421               21,897
     Other current liabilities               30,632               24,612
                                          ---------            ---------
     Total current liabilities               54,903               57,687

  Long-term debt, excluding
     current installments                   122,500              126,739

  Shareholders' equity:

     Common stock, $.01 par,
       100,000,000 shares authorized,
       31,822,948 and 31,507,442
       outstanding                              323                  320
     Additional paid-in capital             385,282              381,631
     Accumulated other comprehensive
       income                                (2,360)              (2,716)
     Deficit                                (24,685)             (37,188)
     Treasury stock, 387,594 shares
       of common stock, at cost                (237)                (237)
                                          ---------            ---------
     Total shareholders' equity             358,323              341,810
                                          ---------            ---------
     Total liabilities and
       shareholders' equity                $535,726             $526,236
                                          =========            =========









   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except share and per share data)
                                   (Unaudited)




                                  For the six months   For the three months
                                    ended June 30,        ended June 30,
                                     1999       1998        1999       1998
                                 --------   --------    --------   --------
Sales and Revenue:
 Sales                            $94,019    $76,384     $49,936    $43,796
 Other revenue                        987        827         531        568
                                 --------   --------    --------   --------
Total sales and revenue            95,006     77,211      50,467     44,364
                                 --------   --------    --------   --------

Operating costs and expenses:
 Cost of sales                     27,961     28,261      12,595     15,658
 Research & Development             7,273      6,168       4,533      3,508
 Marketing                         22,162     17,378      12,516      9,515
 Administration                    15,090     18,085       7,555     10,898
                                 --------   --------    --------   --------

Total operating costs & expenses   72,486     69,892      37,199     39,579
                                 --------   --------    --------   --------

Operating income                   22,520      7,319      13,268      4,785
                                 --------   --------    --------   --------

Other income (expense):
 Interest income                    2,010      2,386         973      1,113
 Interest expense                  (4,876)      (466)     (2,328)      (197)
 Foreign currency gain (loss)         (39)       (25)        (21)         1
 Other income(expense), net          (197)       (99)       (175)       (56)
                                 --------   --------    --------   --------

Total other income (expense)       (3,102)     1,796      (1,551)       861
                                 --------   --------    --------   --------
Income before income taxes         19,418      9,115      11,717      5,646

Provision for income taxes          6,915      3,584       4,230      2,260
                                 --------   --------    --------   --------

Net income                         12,503      5,531       7,487      3,386
                                 ========   ========    ========   ========

Net income per share of common stock:
 Basic                            $  0.40    $  0.18     $  0.24     $ 0.11
 Diluted                          $  0.39    $  0.18     $  0.23     $ 0.11

Weighted average number of common
 shares outstanding:
 Basic                         31,625,472  30,134,518  31,708,727 31,143,362
 Diluted                       32,142,013  30,342,548  32,140,337 31,351,392











   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       For the six months
                                                         ended June 30,
                                                      1999              1998
                                                  --------          --------

Cash flows provided by operating activities:       $12,829           $11,140
                                                  --------          --------
Cash flows from investing activities:
   Redemption (purchase) of marketable securities    4,642            (6,620)
   Purchases of intangible assets                  (40,474)         (143,654)
   Purchases of fixed assets                        (1,389)           (6,392)
   Collection of notes receivable                    4,623              171
                                                  --------          --------
       Net cash used in investing activities       (32,598)         (156,495)
                                                  --------          --------
Cash flows from financing activities:
   Debt financing                                      ---           125,000
   Payments on notes payable and
     long term debt                                 (7,724)          (15,291)
   Net proceeds from issuance of
     common stock                                    3,654             3,029
   Net proceeds from issuance of
     5% Preferred stock                                ---             4,492
   5% Preferred stock dividends paid                   ---               (37)
                                                  --------          --------
       Net cash (used in) provided by
          financing activities                      (4,070)          117,193
                                                  --------          --------
Exchange rate changes on cash and
   cash equivalents                                    (89)               20
                                                  --------          --------
Change in cash and cash equivalents                (23,928)          (28,142)
Beginning cash and cash equivalents                 39,280            42,950
                                                  --------          --------
Ending cash and cash equivalents                   $15,352           $14,808
                                                  ========          ========
Supplemental cash flow information:
   Interest paid                                   $ 7,681           $   729
   Income taxes paid                               $   456           $    11









   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six- and three-month periods ended June 30, 1999 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

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

New Accounting Pronouncements
-----------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". This statement defers for one year the effective date of SFAS No. 133 to all fiscal quarters beginning after June 15, 2000. The Company is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.
                              - 6 -

               ROBERTS PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1999

2.   Inventory
     ---------

Inventory consists of:                 June 30,     December 31,
                                         1999             1998
                                      --------         --------
          Raw Materials                $ 9,220          $ 6,249
          Work in Process                1,190            1,456
          Finished Goods                17,895           15,868
                                      --------         --------
          Total                        $28,305          $23,573
                                      ========         ========

3.   Earnings per Share
     ------------------

Net income per share used in the calculation of earnings per share was calculated as follows:

                          For the six months   For the three months
                            ended June 30,       ended June 30,
                             1999      1998       1999       1998
                           -------   -------    -------    -------
  Net income               $12,503   $ 5,531    $ 7,487    $ 3,386
  Preferred dividends          ---       (34)       ---        ---
                           -------   -------    -------    -------
  Net income for computation
   of earnings per share    12,503   $ 5,497    $ 7,487    $ 3,386
                           =======   =======    =======    =======

Total common stock and potentially dilutive common stock for the calculation of diluted earnings per share were calculated as follows:

                             For the six months   For the three months
                               ended June 30,       ended June 30,
                               1999      1998       1999      1998
                         ----------  ----------  ----------  ----------
  Weighted average
   common shares
   outstanding           31,625,472  30,134,518  31,708,727  31,143,362

  Dilutive effect of:
   Stock options            516,520     208,030     431,589     208,030
   Common stock
    warrants                     21         ---          21         ---
                         ----------  ----------  ----------  ----------
  Total shares for
   computation of EPS    32,142,013  30,342,548  32,140,337  31,351,392
                         ==========  ==========  ==========  ==========

                                 - 7 -

               ROBERTS PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1999

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

The changes in total assets by segment between December 31, 1998, and June 30, 1999, were not material.

Selected operating results of the reportable segments for the six month periods ended June 30, 1999 and 1998 are as follows:

 1999                      U.S.      Canada      U.K.     Total
                        -------      ------   -------   -------
 Revenues               $76,595      $7,791   $10,836   $95,222
 Segment profit          16,833         679     1,906    19,418
 Intersegment revenues    7,397       2,773       ---    10,170

 1998                      U.S.      Canada      U.K.     Total
                        -------      ------   -------   -------
 Revenues               $59,790      $6,882   $10,402   $77,074
 Segment profit           6,748         552     1,815     9,115
 Intersegment revenues    5,470         805       ---     6,275

Selected operating results of the reportable segments for the three month periods ended June 30, 1999 and 1998 are as follows:

 1999                      U.S.      Canada      U.K.     Total
                        -------      ------    ------   -------
 Revenues               $41,089      $3,983    $5,439   $50,511
 Segment profit          10,131         674       912    11,717
 Intersegment revenues    4,527       1,404       ---     5,931

 1998                      U.S.      Canada      U.K.     Total
                        -------      ------    ------   -------
 Revenues               $35,761      $3,570    $4,950   $44,281
 Segment profit           4,517         456       673     5,646
 Intersegment revenues    1,403         ---       ---     1,403

                              - 8 -

               ROBERTS PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1999


5.     Comprehensive Income
       --------------------

Presented below is a reconciliation of net income to comprehensive income:

                         For the six months    For the three months
                           ended June 30,         ended June 30,
                            1999      1998         1999      1998
                        --------  --------     -------    -------
Net income              $ 12,503  $  5,531     $ 7,487    $ 3,386
 Foreign currency
  translation adjustment     356      (464)        324       (667)
                        --------  --------     -------    -------
Comprehensive income    $ 12,859  $  5,067     $ 7,811    $ 2,719
                        ========  ========     =======    =======

6.   Subsequent Event
     ----------------

On July 26, 1999, the Company announced its intention to enter into a merger with Shire Pharmaceuticals Group plc, a specialty pharmaceutical company located in the United Kingdom with subsidiaries in the United States. In the transaction, a tax-free exchange of Shire shares, Shire will exchange no more than 1.2802 and no less than 1.0427 Shire American Depositary Shares ( an
"ADS") for each share of Roberts. Each Shire ADS represents three Shire ordinary shares. Roberts shares may also be exchanged for ordinary shares of Shire. The merger is expected to close in the fourth quarter of 1999, subject to shareholder approval.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Three and six months ended June 30, 1999 and 1998

Revenues
--------

Total revenue for the six months and quarter ended June 30, 1999 increased $17.8 million and $6.1 million respectively as compared with the first six months and quarter ended June 30, 1998. This increase was primarily due to an increase in revenues from product sales.

Sales
-----

For the six months ended June 30, 1999, product sales increased
$17.6 million from $76.4 million to $94.0 million due primarily to growth of U.S. sales.

U.S. product sales increased $17.4 million from $59.0 million to $76.4 million. AGRYLIN, PENTASA and PROAMATINE provided $15.4, $10.1 and $2.2 million, respectively, of the increase and were offset by a decrease in NOROXIN and COLACE sales of $5.1 and $1.1 million, respectively. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals and the Company's Canadian subsidiary remained consistent with prior year.

Product sales in the second quarter increased $6.1 million from $43.8 million in 1998 to $49.9 million in 1999 principally due to an increase in sales of AGRYLIN. Second quarter product sales in the U.S. increased $6.2 million from $35.2 million in 1998 to $41.4 million in 1999. Sales in the U.K. increased $0.3 million to $5.2 million in second quarter 1999 from $4.9 million in 1998. Canada's second quarter sales decreased to $3.4 million in 1999 from $3.7 million in 1998.

Cost of Sales
-------------

For the six months ended June 30, 1999, cost of sales amounted to 29.7% of product sales, a 7.3 percentage point decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is primarily the result of a change in product mix. Sales of low-margin NOROXIN decreased while sales of higher margin products, particularly AGRYLIN, but also including PROAMATINE and PENTASA increased significantly.

Research and Development
------------------------

Research and Development expenses increased $1.1 million to $7.3 million and $1.0 million to $4.5 million during the six and three month periods, respectively, ended June 30, 1999 as compared to the comparable prior year periods. The largest component of this change is a $0.7 million spending increase in outside services for the propiram development project.

Marketing Expenses
------------------

For the six months ended June 30, 1999, marketing expenses increased $4.7 million from $17.4 million to $22.1 million. The largest components of the increase are compensation and benefit increases of $1.3 million, partially attributable to timing of bonus accruals, an increase in sample expense of $0.9 million, particularly due to a full years' share of PENTASA samples in 1999, and television and journal advertising increases of $0.7 million. For the quarter ended June 30, 1999, marketing expenses increased $3.0 million to $12.5 million.

Administrative Expenses
-----------------------

For the six months ended June 30, 1999, administrative expense decreased $3.0 million from $18.1 million to $15.1 million. The largest components of the decrease are a $3.3 million decrease in stock appreciation rights (SAR) expense offset by a $0.5 million increase in amortization expense. There was no SAR expense in 1999 due to the exercise of all SARs in second quarter 1998. Amortization expense in 1999 includes six months expense related to PENTASA compared to three months in 1998.

Administrative expenses decreased $3.3 million from the second quarter 1998 to $7.6 million in the second quarter 1999 due to the same factors causing the year to date decrease.

Interest Income and Expense
---------------------------

Interest income for the six months ended June 30, 1999, decreased $0.4 million as a result of a decrease in invested marketable securities due to utilization of funds for the purchase of the distribution facility and improvements made to the Canadian manufacturing facility as well as debt payments on purchased products. Interest expense for the same period increased $4.4 million as a result of the debt incurred in connection with the acquisition of PENTASA.

For the three months ended June 30, 1999 interest income decreased $0.1 million and interest expense increased $2.1 million, both due to the same factors causing the changes in the year to date results.

Income Taxes
------------

For the six months ended June 30, 1999 and 1998, income tax expense was calculated using the expected effective statutory rates except for certain taxes related to foreign operations.The Company has recorded net deferred tax assets of approximately $5.5 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that the deferred tax assets for which a valuation allowance has not been provided, will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced at any time if estimated of future taxable income are reduced.

Liquidity and Capital Resources
-------------------------------

For the year to date June 30, 1999, operating cash inflows amounted to $12.8 million as a result of the Company's net income of $12.5 million enhanced by non-cash charges, primarily depreciation and amortization and offset by changes in accounts receivable and payable and inventory. As of June 30, 1998, the Company had cash, cash equivalents and marketable securities of $46.8 million.

Investing activities used $32.6 million, comprised of $4.6 million in marketable securities redemptions, fixed and intangible asset purchases of $1.4 and $40.5 million, respectively, and collections of notes receivable of $4.6 million. The majority of the expenditures for intangible assets was for the purchase of the worldwide rights to AGRYLIN.

Financing activities used $4.0 million, comprised of $7.7 million of payments on notes payable offset by proceeds from the issuance of Common Stock of $3.7 million resulting primarily from the exercise of stock options.

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

Existing cash and securities balances and cash generated from operations are expected to be sufficient to fund the Company's operating activities for the foreseeable future, as well as support near and long term debt obligations, completion of the capital improvements to the manufacturing facility, development of the existing pipeline compounds and to fund future acquisitions of products. Cash equivalents and marketable securities currently consist of immediately available money market funds, balances and investment grade securities.

Foreign Currency Fluctuations
-----------------------------

Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Fluctuations in foreign currency exchange rates were not material for the period ended June 30, 1999.

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

Over the past year, the Company has replaced or upgraded much of its software and systems in the normal course of business. The financial system was replaced with an Enterprise Resource Planning System which is year 2000 compliant based on the Company's review of the developer's certification documentation. The system was implemented in the U.S. in April, 1998, due to the need for an integrated, more advanced system to link the Finance and Sales departments located at headquarters with the new distribution facility. The Canadian and U.K. subsidiary implementations were completed as of January 4, 1999. These upgrades are also due to the new integrated reporting system and not year 2000 compliance. Due to the completion of the implementation, the three financial locations are electronically linked, enabling more timely completion of financial requirements. Non-financial software and hardware were also replaced in the normal course of business as the previous systems were outdated.

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

The Company is continuing its efforts to ascertain the compliance of other customers and suppliers through the means of a survey. Results to date indicate acceptable compliance levels. This program is ongoing and assessments regarding additional work, if necessary, will be made as responses are received. To assist in the effort, the Company has developed a tracking database to help monitor which business partners have taken part in the Company's survey, surveyed the Company or received a compliance letter from the Company. In the event that any of the Company's significant customers or suppliers do not achieve compliance on a timely basis, the Company's business or operations could be adversely impacted if new customers or alternate suppliers can not be found.

Other date-sensitive equipment includes primarily telephones and the building security system. The telephone system at the U.S. headquarters was replaced in 1998 in the normal course of business as the lease on the former system expired. The new system is year 2000 compliant. The phone systems at the Canadian and U.K. locations and at the U.S. distribution facility have been replaced in order to be year 2000 compliant. The total cost of these new systems was approximately $70,000 U.S. dollars. The Company's security systems software will be upgraded, at a cost of approximately $6,000, in third quarter 1999 to assure compliance.

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

Item 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No. 27          Financial Data Schedules

(b)     Reports on Form 8-K

During the second quarter ended June 30, 1999, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

Form 8-K (Item 5. Other Events), date of earliest event reported
May 5, 1999, with respect to the end of third party distribution of AMATINE in Canada and the beginning of the Company's own sales operations for the product.

Form 8-K (Item 5. Other Events), date of earliest event reported
May 11, 1999, with respect to a strategic alliance with Gynetics to market PREVEN/TM/ in Canada.

Form 8-K (Item 5. Other Events), date of earliest event reported
June 2, 1999, with respect to the addition of Ronald M. Nordmann to the Board of Directors.

Form 8-K (Item 5. Other Events), date of earliest event reported
June 8, 1999 with respect to the granting of orphan drug status to AGRYLIN by the Japanese Ministry of Health and Welfare.

Form 8-K (Item 5. Other Events), date of earliest event reported
June 23, 1999 with respect to the purchase of worldwide rights to market AGRYLIN.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Roberts Pharmaceutical Corporation
                                (Registrant)


Date:  August 11, 1999           /s/ Peter M. Rogalin
       -----------------        ----------------------
                                Peter M. Rogalin
                                Vice President and Treasurer
                                (Principal Financial and
                                Accounting Officer)