Form 10-Q
period 1999-09-30
ROBERTS PHARMACEUTICAL CORP
filed 1999-11-08
CIK 853022

                         FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1999
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
                                                Yes  X    No

              Class                       Outstanding Shares at
                                          October 31, 1999
          Common Stock                    32,053,720

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

                  ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share data)



                                September 30, 1999  December 31, 1998
                                   (Unaudited)
                                ------------------  -----------------
ASSETS

  Current assets:
     Cash and cash equivalents        $ 31,426             $ 39,280
     Marketable securities              31,897               36,062
     Accounts receivable, net           41,552               40,412
     Inventory                          29,186               23,573
     Notes receivable, current           4,834                9,426
     Deferred tax assets                 5,312                5,222
     Other current assets                6,862                3,259
                                      --------             --------
     Total current assets              151,069              157,234

  Fixed assets, net                     37,049               34,911
  Intangible assets                    348,761              315,865
  Notes receivable                       1,425                2,369
  Deferred non-current tax asset             0                3,392
  Other assets                          12,683               12,465
                                      --------             --------
    Total assets                      $550,987             $526,236
                                      ========             ========



















   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                      September 30, 1999     December 31, 1998
                                         (unaudited)
                                      ------------------     -----------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Current liabilities:
     Current installments of
       long-term debt                      $  7,899             $ 11,178
     Accounts payable                        16,895               21,897
     Other current liabilities               35,825               24,612
                                           --------            ---------
     Total current liabilities               60,619               57,687

  Long-term debt, excluding
     current installments                   122,188              126,739
  Deferred non-current tax liability            840                    0

  Shareholders' equity:

     Common stock, $.01 par,
       100,000,000 shares authorized,
       31,923,495 and 31,507,442
       outstanding                              324                  320
     Additional paid-in capital             386,461              381,631
     Accumulated other comprehensive
       income                                (1,775)              (2,716)
     Deficit                                (17,433)             (37,188)
     Treasury stock, 387,594 shares
       of common stock, at cost                (237)                (237)
                                           --------             --------
     Total shareholders' equity             367,340              341,810
                                           --------             --------
     Total liabilities and
       shareholders' equity                $550,987             $526,236
                                           ========             ========









   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except share and per share data)
                                   (Unaudited)



                                      For the nine months   For the three months
                                      ended September 30,   ended September 30,
                                         1999       1998       1999        1998
                                      --------   --------   --------   --------
Sales and Revenue:
 Sales                                $145,785   $118,720    $51,766    $42,336
 Other revenue                           1,708      1,205        721        378
                                      --------   --------   --------   --------
Total sales and revenue                147,493    119,925     52,487     42,714

Operating costs and expenses:
 Cost of sales                          45,517     43,360     17,556     15,099
 Research & Development                 11,698      8,942      4,425      2,774
 Marketing                              31,644     25,708      9,481      8,330
 Administration                         23,067     25,463      7,977      7,378
                                      --------   --------   --------   --------
Total operating costs & expenses       111,926    103,473     39,439     33,581
                                      --------   --------   --------   --------
Operating income                        35,567     16,452     13,048      9,133
                                      --------   --------   --------   --------
Other income (expense):
 Interest income                         2,780      3,260        770        874
 Interest expense                       (7,270)    (3,450)    (2,394)    (2,984)
 Foreign currency gain (loss)              (51)       (79)       (13)       (54)
 Other income(expense), net               (398)      (113)      (201)       (14)
                                      --------   --------   --------   --------
 Total other income (expense)           (4,939)      (382)    (1,838)    (2,178)
                                      --------   --------   --------   --------
Income before income taxes              30,628     16,070     11,210      6,955

Provision for income taxes              10,871      5,862      3,958      2,278
                                      --------   --------   --------   --------
Net income                            $ 19,757   $ 10,208    $ 7,252    $ 4,677
                                      ========   ========   ========   ========
Net income per share of common stock:
 Basic                                $   0.62   $   0.33    $  0.23    $  0.15
 Diluted                              $   0.61   $   0.33    $  0.22    $  0.15

Weighted average number of common
 shares outstanding:
 Basic                              31,716,376 30,911,802 31,895,221 31,393,572
 Diluted                            32,282,579 31,296,771 32,560,789 31,778,542










   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       For the nine months
                                                       ended September 30,
                                                  --------------------------
                                                      1999              1998
                                                  --------          --------
Cash flows provided by operating activities:       $28,788           $14,722
                                                  --------          --------
Cash flows from investing activities:
   Redemption (purchase) of marketable securities    4,165            (5,563)
   Purchases of intangible assets                  (40,474)         (153,733)
   Purchases of fixed assets                        (2,941)           (9,000)
   Collection of notes receivable                    5,536               356
                                                  --------          --------
       Net cash used in investing activities       (33,714)         (167,940)
                                                  --------          --------
Cash flows from financing activities:
   Debt financing                                      ---           125,000
   Payments on notes payable and
     long term debt                                 (7,830)           (7,496)
   Net proceeds from issuance of
     common stock                                    4,834             3,643
   Net proceeds from issuance of
     5% Preferred stock                                ---             4,492
   5% Preferred stock dividends paid                   ---               (34)
                                                  --------          --------
       Net cash (used in) provided by
          financing activities                      (2,996)          125,605
                                                  --------          --------
Exchange rate changes on cash and
   cash equivalents                                     68               103
                                                  --------          --------
Change in cash and cash equivalents                 (7,854)          (27,510)
Beginning cash and cash equivalents                 39,280            42,950
                                                  --------          --------
Ending cash and cash equivalents                   $31,426           $15,440
                                                  ========          ========
Supplemental cash flow information:
   Interest paid                                   $10,014           $   729
   Income taxes paid                               $ 1,456           $    11









   The accompanying notes are an integral part of these financial statements.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine- and three-month periods ended September 30, 1999 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

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

New Accounting Pronouncements
-----------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". This statement defers for one year the effective date of SFAS No. 133 to all fiscal quarters beginning after June 15, 2000. The Company has not yet determined the future impact of this statement on its consolidated financial statements.

               ROBERTS PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1999

2.   Inventory
     ---------

Inventory consists of:          September 30,     December 31,
                                        1999             1998
                                    --------         --------
          Raw Materials              $ 9,408          $ 6,249
          Work in Process              1,636            1,456
          Finished Goods              18,142           15,868
                                    --------         --------
          Total                      $29,186          $23,573
                                    ========         ========

3.   Earnings per Share
     ------------------

Net income per share used in the calculation of earnings per share was calculated as follows:

                         For the nine months For the three months
                          ended September 30,  ended September 30
                              1999      1998       1999      1998
                           -------   -------    -------   -------
 Net income                $19,757   $10,208    $ 7,252   $ 4,677
 Preferred dividends           ---       (34)       ---       ---
                           -------   -------    -------   -------
 Net income for computation
  of earnings per share    $19,757   $10,174    $ 7,252   $ 4,677
                           =======   =======    =======   =======

Total common stock and potentially dilutive common stock for the calculation of diluted earnings per share were calculated as follows:

                             For the nine months   For the three months
                             ended September 30,   ended September 30,
                               1999        1998        1999        1998
                         ----------  ----------  ----------  ----------
  Weighted average
   common shares
   outstanding           31,716,376  30,911,801  31,895,221  31,393,572

  Dilutive effect of:
   Stock options            566,203     384,920     665,568     384,920
   Common stock
    warrants                    ---          50         ---          50
                         ----------  ----------  ----------  ----------
  Total shares for
   computation of EPS    32,282,579  31,296,771  32,560,789  31,778,542
                         ==========  ==========  ==========  ==========

                    ROBERTS PHARMACEUTICAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 1999

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

The changes in total assets by segment for the U.S. and U.K. segments between December 31, 1998, and September 30, 1999, were not material. The assets of the Canadian subsidiary increased by $5.2 million due primarily to inventory purchases in third quarter.

Selected operating results of the reportable segments for the nine month periods ended September 30, 1999 and 1998 are as follows:

 1999                      U.S.      Canada      U.K.     Total
                       --------    --------  --------  --------
 Revenues              $118,844     $11,803   $17,223  $147,870
 Segment profit          25,949         430     4,248    30,627
 Intersegment revenues   11,479       4,614       ---    16,093

 1998                      U.S.      Canada      U.K.     Total
                       --------    --------  --------  --------
 Revenues               $94,087     $11,394   $14,598  $120,079
 Segment profit           9,505       2,042     4,523    16,070
 Intersegment revenues    7,395       2,155       ---     9,550

Selected operating results of the reportable segments for the three month periods ended September 30, 1999 and 1998 are as follows:

 1999                      U.S.      Canada      U.K.     Total
                       --------    --------  --------  --------
 Revenues               $42,249      $4,012    $6,387   $52,648
 Segment profit           9,116        (249)    2,342    11,209
 Intersegment revenues    4,082       1,841       ---     5,923

 1998                      U.S.      Canada      U.K.     Total
                       --------    --------  --------  --------
 Revenues               $34,297      $4,512    $4,196   $43,005
 Segment profit           2,756       1,490     2,708     6,954
 Intersegment revenues    1,925       1,350       ---     3,275

               ROBERTS PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1999


5.     Comprehensive Income
       --------------------

Presented below is a reconciliation of net income to comprehensive income:

                       For the nine months  For the three months
                        ended September 30,   ended September 30,
                            1999      1998        1999      1998
                        --------  --------    --------  --------
Net income              $ 19,757  $ 10,208    $  7,252  $  4,677
 Foreign currency
  translation adjustment     941    (1,281)        585      (817)
                        --------  --------    --------  --------
Comprehensive income    $ 20,698  $  8,927    $  7,837  $  3,860
                        ========  ========    ========  ========

6.   Arbitration Proceeding
     ----------------------

The Company is a party to an arbitration proceeding before the American Arbitration Association in which Staticon International GmbH ("Staticon") has asserted approximately $16 million in claims against the Company, relating to the sale of the Company's contract clinical research subsidiary, VRG, in May 1998. The Company has asserted approximately $3.5 million in claims against Staticon, relating primarily to the remaining balance due under a promissory note issued by Staticon to the Company in connection with the sale of VRG. The Company is not able to make a reasonable estimate of the possible outcome of this matter, however, the Company believes that it has meritorious defenses, and will prevail in this matter. The Company is vigorously defending the claims that have been asserted against it and it pursuing the claims it has made against Staticon.

7.   Investment in RiboGene, Inc.
     ----------------------------

Roberts Pharmaceutical Corporation has an investment of $10 million in convertible preferred stock of RiboGene, Inc, a biotechnology company. If the convertible preferred stock owned in RiboGene was converted on September 30, 1999, the market value of the resulting common stock would have been approximately $2.9 million. As of September 30, 1999, under the Preferred Stock agreement, only one-third of the preferred shares can be, at the Company's option, converted to common shares of RiboGene. The Company has considered the valuation of Roberts' investment and concluded that, in light of the preferred nature of Roberts'investment, RiboGene's prospects, current strong financial position, its ongoing merger discussions, and the long term nature of this investment, the investment should continue to be carried at cost. Roberts also has an agreement with RiboGene whereby Roberts is developing one of RiboGene's pipeline products for which RiboGene is reimbursing Roberts an amount of $7.0 million.

               ROBERTS PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1999


8.   Merger
     ------

On July 26, 1999, the Company announced its intention to enter into a merger with Shire Pharmaceuticals Group plc, a specialty pharmaceutical company located in the United Kingdom with subsidiaries in the United States. In the transaction, a tax-free exchange of Shire shares, Shire will exchange no more than 1.2802 Shire ADSs for each share of Roberts. The merger is expected to close in the fourth quarter of 1999, subject to shareholder approval.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

Results of Operations
Three and nine months ended September 30, 1999 and 1998

Revenues
--------

Total revenue for the nine months and quarter ended September 30, 1999 increased $27.6 million and $9.8 million respectively as compared with the first nine months and quarter ended September 30, 1998. This increase was primarily due to an increase in revenues from product sales.

Sales
-----

For the nine months ended September 30, 1999, product sales increased $27.1 million from $118.7 million to $145.8 million due primarily to growth of U.S. sales.

U.S. product sales increased $25.4 million from $92.9 million to $118.3 million. AGRYLIN, PENTASA and PROAMATINE provided $8.9, $22.8 and $5.7 million, respectively, of the increase and were offset by a decrease in NOROXIN and COLACE sales of $9.5 and $1.1 million, respectively. Sales of the Company's United Kingdom subsidiary, Monmouth Pharmaceuticals, increased $1.3 million from $15.2 million to $16.5 million due to increased sales of LODINE. Sales of the Company's Canadian subsidiary remained consistent with prior year.

Product sales in the third quarter increased $9.5 million from $42.3 million in 1998 to $51.8 million in 1999. Third quarter product sales in the U.S. increased $8.8 million from $33.9 million in 1998 to $42.7 million in 1999 due to a $12.7 million increase in PENTASA sales and a $3.5 million increase in PROAMATINE sales offset by a $6.4 million decrease in AGRYLIN sales due to timing of promotions. Sales in the U.K. increased $1.2 million to $6.1 million in third quarter 1999 from $5.0 million in 1998 due to increased sales of MEPTID. Canada's third quarter sales decreased to $2.9 million in 1999 from $3.4 million in 1998.

Cost of Sales
-------------

For the nine months ended September 30, 1999, cost of sales amounted to 31.2% of product sales, a 5.3 percentage point decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is primarily the result of a change in product mix. Sales of low-margin NOROXIN decreased while sales of the higher margin products, AGRYLIN, PROAMATINE and PENTASA, increased significantly.

Research and Development
------------------------
Research and Development expenses increased $2.8 million to $11.7 million and $1.6 million to $4.4 million during the nine and three month periods, respectively, ended September 30, 1999 as compared to the comparable prior year periods. The largest components of the year to date change are a $1.7 million spending increase in outside services for the DIRAME development project, a $0.4 million increase in milestone fees for HISTRELIN, and a $0.4 million increase in drug supplies, particularly for DIRAME. The expenses for the quarter increased due to these same factors.

Marketing Expenses
------------------

For the nine months ended September 30, 1999, marketing expenses increased $5.9 million from $25.7 million to $31.6 million. The largest components of the increase are compensation and benefit increases of $2.0 million, partially attributable to timing of bonus accruals, an increase in sample expense of $0.7 million, due partially to a full years' share of PENTASA samples in 1999, advertising and sales aids increases of $1.8 million and an increase in market research of $0.7 million due to PENTASA and new projects. For the quarter ended September 30, 1999, marketing expenses increased $1.2 million to $9.5 million.

Administrative Expenses
-----------------------

For the nine months ended September 30, 1999, administrative expense decreased $2.4 million from $25.4 million to $23.0 million. The largest components of the decrease are a $3.3 million decrease in stock appreciation rights (SAR) expense offset by a $1.1 million increase in amortization expense. There was no SAR expense in 1999 due to the exercise of all SARs in second quarter 1998. Amortization expense in 1999 includes nine months expense related to PENTASA compared to six months in 1998.

Administrative expenses increased $0.6 million from the third quarter 1998 to $8.0 million in the third quarter 1999 due to the same factors causing the year to date decrease.

Interest Income and Expense
---------------------------

Interest income for the nine months ended September 30, 1999, decreased $0.5 million as a result of a decrease in invested marketable securities due to utilization of funds for the purchase of the worldwide rights to AGRYLIN as well as debt payments on purchased products. Interest expense for the same period increased $3.8 million as a result of the debt incurred in connection with the acquisition of PENTASA.

For the three months ended September 30, 1999 interest income decreased $0.1 million due to lower invested balances and interest expense decreased $0.6 million due to a decrease in the interest rate on the PENTASA acquisition debt.

Income Taxes
------------

For the nine months ended September 30, 1999 and 1998, income tax expense was calculated using the expected effective statutory rates except for certain taxes related to foreign operations.The Company has recorded net deferred tax assets of approximately $4.8 million. Realization is dependent upon generating sufficient taxable income to utilize such items. Although realization is not assured, management believes it is more likely than not that the deferred tax assets for which a valuation allowance has not been provided, will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced at any time if estimated of future taxable income are reduced.

Liquidity and Capital Resources
-------------------------------

For the year to date September 30, 1999, operating cash inflows amounted to $29.8 million as a result of the Company's net income of $19.8 million enhanced by non-cash charges of $9.6 million, primarily depreciation and amortization. As of September 30, 1999, the Company had cash, cash equivalents and marketable securities of $63.3 million.

Investing activities used $33.7 million, comprised of $4.2 million in marketable securities redemptions, fixed and intangible asset purchases of $2.9 and $40.5 million, respectively, and collections of notes receivable of $5.5 million. The expenditure for intangible assets included $35.0 million paid in cash for the purchase of the worldwide rights to AGRYLIN. This allows the Company to retain all rights to the product with no royalty liability for the future.

Financing activities used $3.0 million, comprised of $7.8 million of payments on long-term debt offset by proceeds from the issuance of Common Stock of $4.8 million resulting primarily from the exercise of stock options.

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

Foreign Currency Fluctuations
-----------------------------

Roberts has subsidiary operations outside the United States. As a result, Roberts is subject to fluctuations in revenues and costs reported in United States dollars as a consequence of changing currency exchange rates, especially rates for the British pound and Canadian dollar. Fluctuations in foreign currency exchange rates were not material for the period ended September 30, 1999.

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

Other date-sensitive equipment includes primarily telephones and the building security system. The telephone system at the U.S. headquarters was replaced in 1998 in the normal course of business as the lease on the former system expired. The new system is year 2000 compliant. The phone systems at the Canadian and U.K. locations and at the U.S. distribution facility have been replaced in order to be year 2000 compliant. The total cost of these new systems was approximately $70,000 U.S. dollars. The Company's security systems software will be upgraded, at a cost of approximately $5,000, in fourth quarter 1999 to assure compliance.

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

Merger
------

On July 26, 1999, the Company announced its intention to enter into a merger with Shire Pharmaceuticals Group plc, a specialty pharmaceutical company located in the United Kingdom with subsidiaries in the United States. In the transaction, a tax-free exchange of Shire shares, Shire will exchange no more than 1.2802 Shire ADSs for each share of Roberts. The merger is expected to close in the fourth quarter of 1999, subject to shareholder approval.

Following the merger, it is anticipated that Shire will be the continuing registrant and will adopt U.S. GAAP as the basis for financial reporting. Although Roberts' shareholders will experience a reduction in earnings per share on a proforma basis, the principal benefits of the merger are expected to be:

     - Broadening of current product portfolios and areas of therapeutic focus;

     - Addition of late stage products in development with significant potential;

     -    Realization of significant operating benefits;

     - Increased critical mass in the U.S., the U.K. and Ireland and the addition of a Canadian presence to Shire's direct marketing effort;

     -    Larger base from with to build European infrastructure;

     - Increased attractiveness to obtain product licenses from others;

     - Complementary research and development and sales and marketing infrastructures;

     -    Increased shareholder base and liquidity; and

     - Greater financial resources to pursue product and/or company acquisitions.

Item 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No. 27          Financial Data Schedule

(b)     Reports on Form 8-K

During the third quarter ended September 30, 1999, the following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission:

Form 8-K (Item 5. Other Events), date of earliest event reported
July 26, 1999 with respect to the announcement of a Plan of Merger between the Company and Shire Pharmaceuticals Group plc.

Form 8-K (Item 5. Other Events), date of earliest event reported
September 8, 1999 with respect to acquisition of the U.S. marketing rights to FARESTON from Orion Corporation of Finland.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Roberts Pharmaceutical Corporation
                                (Registrant)


Date:  October 29, 1999          /s/ Peter M. Rogalin
       ----------------         -----------------------------
                                Peter M. Rogalin
                                Vice President and Treasurer
                                (Principal Financial and
                                Accounting Officer)