Form 10-K/A
period 1998-12-31
ROBERTS PHARMACEUTICAL CORP
filed 1999-11-22
CIK 853022

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

                        Commission file number 1-10432
                                               -------
                      ROBERTS PHARMACEUTICAL CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

                 New Jersey                                22-2429994
     -----------------------------------              -------------------
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
       of incorporation or organization)

          Meridian Center II
         4 Industrial Way West
         Eatontown, New Jersey                                07724
     -----------------------------------             ----------------------
          (Address of principal                             (Zip Code)
           executive offices)

                        Registrant's telephone number,
                     including area code:  (732) 676-1200
                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
-------------------                                      ----------------------

Common Stock $.01 par value per share                    American Stock Exchange
Rights                                                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x      No  ___
                                                ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

     The aggregate market value of the common stock, $.01 par value per share (the "Common Stock"), of the Registrant held by non-affiliates of the Registrant, as determined by reference to the last sale price of the Common Stock as reported by the American Stock Exchange as of October 15, 1999 was $999,907,593.80.

     As of October 15, 1999, the number of outstanding shares of Common Stock was 31,997,043.

                Documents incorporated by                           Part of Form 10-K into which
                reference into this report                            document is incorporated
                --------------------------                          -----------------------------
      Proxy Statement for the Annual Meeting of                                Part III
      Shareholders to be held in May 1999.

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

Operating Statement Data:

                           Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------

                                             1994           1995               1996             1997         1998
                                             ----           ----               ----             ----         ----
                                                              (in thousands, except per share data)
Total Revenue                               $89,020        $113,427          $ 98,111         $122,508      $175,445

Operating Income (Loss)
  from Continuing Operations                 25,802           6,873           (50,195)/(1)/       (762)       27,378

Net Income (Loss) from Continuing
  Operations                                 20,618           2,703           (34,275)           2,517        16,787

Net (Loss) Income from
 Discontinuing Operations                    (1,206)        (27,045)              556              ---           ---


Net Income (Loss)                            19,412         (24,342)          (33,719)           2,517        16,787

Earnings (Loss) Per Share or
  Common Stock from Continuing
  Operations - Basic                           1.12             .15             (2.47)/(2)/        .06           .54

(Loss) Earnings Per Share of
  Common Stock from Discontinued
  Operations - Basic                           (.06)          (1.46)              .03              ---           ---

Earnings (Loss) Per Share of
  Common Stock - Basic                         1.06           (1.31)            (2.44)             .06           .54

Average Number of Common
  Shares - Basic Outstanding                 18,400          18,536            19,133           29,414        31,049

Earnings (Loss ) Per Share of
 Common Stock from Continuing
 Operations - Diluted                          1.10             .15             (2.47)/(2)/        .06           .53

(Loss) Earnings Per Share of
  Common Stock from Discontinued
  Operations - Diluted                         (.06)          (1.45)              .03              ---           ---

Earnings (Loss) Per Share

  of Common Stock - Diluted                    1.04           (1.30)            (2.44)             .06           .53

Average Number of Common
  Shares - Diluted Outstanding               18,708          18,623            19,133           29,497        31,460

(1)  Intangible Dispositions and Write-Offs.  During the fourth quarter of 1996,
     --------------------------------------
     the Company completed the sale of the majority of its non-core nonprescription products along with the NUCOFED and QUIBRON brands in two independent sales transactions. These sales, net of proceeds, resulted in a one time, non-cash write off of $11.9 million, which amounted to $7.6 million net of taxes. Also, during the fourth quarter of 1996, the Company expenses certain purchased development products and recorded an impairment loss of long-lived intangible assets totalling $25.4 million, which amounts to $17.8 million net of taxes.

     Operating income and net loss were negatively affected by the purchase of development products and the sale and write down of the intangible assets in the amounts of $37.3 million for operating income and $25.4 million for net loss. In the event that these transactions had not occurred, the operating loss would have been $12.9 million and net loss would have been $8.3 million.

(2) Pursuant to a position taken by the SEC staff (the "Staff"), effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market, the Company recorded a charge of $11.6 million, which for Earnings Per Share purposes amounted to $.61 per share. This charge to Earnings Per Share is consistent with the Staff's position that the 10% discount available to holders of the Company's 5% Convertible Preferred Stock ("5% Preferred Stock") should be amortized between the issuance date and the first date that conversion could occur which is the earlier of the date on which the Registration Statement for the preferred stock was declared effective on the close of business on the 91st day following the original issuance of the 5% Convertible Preferred Stock.

          To clarify the adjustments indicated above, a reconciliation of dilutive Earnings Per Share for the twelve months ended December 31, 1996 is composed of the following elements:

     Net (loss) from continuing operations before the
       consideration of Purchased research and development,
       write-off and the sale of intangible assets, the
       recognition of the discount upon the issuance of 5%
       Preferred Stock or preferred dividends                                              $  (.47)
       Purchased research and development and the write-off
       and sale of Intangible assets                                                         (1.33)
         5% Preferred Stock dividends                                       (.06)
         Issuance of 5% Preferred Stock at a 10% discount to                (.61)              (.67)
         market                                                            -----           -------
      Net (loss) from continuing operations                                                  (2.47)
      Income from discontinued operations                                                      .03
                                                                                           -------
      (Loss) attributable to common stock                                                  $(2.44)
                                                                                           =======

Balance Sheet Data:

                                                            As of December 31
---------------------------------------------------------------------------------------------------------------

                              1994                1995             1996                1997              1998
                              ----                ----             ----                ----              ----
                                                             (in thousands)
Total Assets                 $336,192           $340,290         $372,225            $367,855          $526,236

Long-Term Debt
 and Redeemable
 Preferred Stock
 (excluding current
  portion)                      2,411             16,183            10,639              10,327            126,739

Shareholders'
 Equity                       259,129            235,467           309,759             317,303            341,810

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Years Ended December 31, 1997 and 1998

     Corporate Revenues.  For the year ended December 31, 1998, total revenue
     ------------------
increased $52.9 million from $122.5 to $175.4 million. This increase was primarily the result of an increase in product sales.

     Product Sales.  For the year ended December 31, 1998, U.S.  product sales
     -------------
increased $47.7 million from $91.6 to $139.3 million. The most significant contributor to the increase was PENTASA with sales of $33.3 million, acquired by the Company in the second quarter 1998. Also, increasing sales of AGRYLIN and PROAMATINE contributed $9.2 million and $9.0 million, respectively, of the increase over 1997 sales levels.

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

     Cost of Sales.  For the year ended December 31, 1998, cost of sales
     -------------
amounted to 38% of product sales as compared to 42% in 1997. This decrease in cost of sales percentage and corresponding increase in gross profit percentage is primarily the result of the addition of PENTASA and its higher gross margin to the product mix.

     Research and Development.  Research and development expenses decreased $1.3
     ------------------------
million from $13.1 million in 1997 to $11.8 million in 1998. Approximately $1.6 million of the 1997 expense was due to the purchase of development-stage products. The cost of acquisition of development-stage products is charged immediately to research and development expense. The decrease is primarily due to increased new program spending in 1998 of $3.8 million offset by a decrease in license fees of $4.7 million as 1997 expenses included the cost of the purchase of development stage products.

     Marketing and Administrative Expenses.  Marketing and administrative
     -------------------------------------
expenses increased $11.3 million from $58.7 million in 1997 to $70.0 million in 1998. Marketing expenses increased $0.1 million. Administrative expenses increased $11.2 million from $22.5 million in 1997 to $33.7 million in 1998.
The primary components of the change were a $3.3 million increase in product intangible amortization expense due to the addition of PENTASA and a $6.8 million increase related to salaries and benefits, particularly the stock appreciation rights (SARs) and the Supplemental Executive Retirement Plan (SERP) which was established in the second quarter 1998. The 1998 SERP expense was $2.1 million.

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

     Interest Income and Expense.  For the year ended December 31, 1998,
     ---------------------------
interest income decreased $1.1 million from $5.2 million to $4.1 million as the result of a decreased cash balance due to the use of funds for capital improvement projects and the cash portion of the purchase of PENTASA. Interest expense increased from $0.8 million in 1997 to $6.2 million in 1998 as a result of interest costs from the financing of the PENTASA acquisition.

     Income Taxes.  For the year ended December 31, 1998, income taxes from
     ------------
continuing operations increased $9.3 million from a benefit of $1.1 million to a provision of $8.2 million, primarily as a result of improved 1998 operations versus 1997. The Company's effective tax rate was 32.9% for the year ended December 31, 1998.

     The Company has recorded net deferred tax assets of approximately $8.6 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization on these tax assets is not assured, a valuation allowance has not been provided because management believes it is more likely than not that the deferred tax assets will be realized.

Years Ended December 31, 1996 and 1997

     Corporate Revenues.  For the year ended December 31, 1997, total revenue
     ------------------
increased $24.4 million from $98.1 to $122.5 million. This increase was the result of an increase in product sales.

     Product Sales.  For the year ended December 31, 1997, product sales
     -------------
increased $23.5 million from $98.1 to $121.6 million. This increase is primarily the result of sales in the United States of AGRYLIN and PROAMATINE. AGRYLIN was launched in the first quarter of 1997 and PROAMATINE was launched in the fourth quarter of 1996. The COLACE line also contributed significant increases.

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

     Cost of Sales.  For the year ended December 31, 1997, cost of sales
     -------------
amounted to 42% of product sales as compared to 51% in 1996. This decrease in cost of sales percentage and corresponding increase in gross profit percentage is primarily the result of the addition of AGRYLIN to the product mix. AGRYLIN has a higher gross profit percentage as it is a product the development of which was completed internally.

     Research and Development.  Research and development expenses increased $5.7
     ------------------------
million from $7.4 million in 1996 to $13.1 million in 1997. The increase is due to a post-launch study for PROAMATINE, the continued development of DIRAME, STANATE and the purchased compounds, and increases in registration, and user and license fees.

     Marketing and Administrative Expenses.  Marketing and administrative
     -------------------------------------
expenses increased $1.5 million from $57.2 million in 1996 to $58.7 million in 1997. Marketing expenses increased $0.5 million primarily as a result of increased sampling, market research, the introduction of AGRYLIN, and fleet expenses offset by decreases in outside services and travel and meetings. Administrative expenses increased $1.0 million during 1997 as compared to 1996 in large part due to increases in salaries and benefits offset by decreases in audit and legal fees. Legal fees in 1997 were substantially lower than in

1996 due to the proposed settlement of the shareholders' class action lawsuit reached in third quarter 1997 and subsequently finalized in January 1998.

     Intangible Dispositions and Impairment Charge.  During the fourth quarter
     ---------------------------------------------
of 1996, the Company completed the sale of the majority of its non-core nonprescription brands along with the NUCOFED and QUIBRON brands in two independent sales agreements. These sales, net of proceeds, resulted in a one time, non-cash write off of $11.9 million, which amounted to $7.6 million net of taxes.

Also, in the fourth quarter of 1996, as a result of an ongoing review of recoverability of all of the intangible product rights, six products indicated an impairment. The impairment related to the following products: Cheracol, Comhist, Eltroxin, Nitrodisc, Norethin and Saluron. The impairment was identified as a result of an undiscounted cash flow analysis, which indicated that estimated future cash flows from these products was less than the carrying amount of the respective intangible asset. The amount of the impairment was determined using the present value of estimated future cash flows using an appropriate discount rate given the risks associated with these products. The impairment loss recorded totaled $25.4 million ($17.8 million net of taxes).

     Operating income and net loss for 1996 were negatively affected by the purchase of development products, and the sale and write down of the intangible assets in the amounts of $37.3 million for operating income and $25.4 million for net loss. The operating loss would have amounted to $12.9 million and net loss would have been $8.3 million if such transactions had not occurred.

     Interest Income and Expense.  For the year ended December 31, 1997,
     ---------------------------
interest income increased $2.3 million from $2.9 million to $5.2 million as the result of an increased cash balance due to the private placements that were completed during 1996. Interest expense decreased from $1.8 million in 1996 to $0.8 million in 1997 as a result of a decrease in long-term debt related to product acquisitions.

     Income Taxes.  For the year ended December 31, 1997, income taxes from
     ------------
continuing operations increased $13.5 million from a benefit of $14.6 million to a benefit of $1.1 million, primarily as a result of improved 1997 operations versus 1996 and a 1996 write off and disposition of certain intangible assets. The Company's effective tax benefit of 77% was higher than the normal statutory rate primarily as a result of the elimination of certain reserves for taxes due to the closure of years 1991 through 1993 after an IRS audit.

     The Company has recorded net deferred tax assets of approximately $17.3 million. Realization is dependent upon generating sufficient taxable income to utilize such assets. Although realization is not assured, management believes it is more likely than not that the deferred tax assets for which a valuation allowance has not been provided will be realized.

     Discontinued Operations.  See "Notes to Consolidated Financial Statements -
     -----------------------
Note 15" for a discussion of discontinued operations.

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

     Capital Expenditures.  Capital Expenditures in 1998 of approximately $11
     --------------------
million relate primarily to the upgrades to the manufacturing facility in Canada and significant investments in new computer hardware and software. As these projects are nearing completion, the Company expects a lower level of cash expenditures for capital improvements in 1999.

     Foreign Currency Fluctuations.  The Company has subsidiary operations
     -----------------------------
outside the United States. As a result, the Company is subject to fluctuations in subsidiary revenues and costs reported in United States dollars as a consequence of currency exchange rate fluctuations, especially rates for the British pound and Canadian dollar. Fluctuations were not material for the British pound. Due to the weakening of the Canadian dollar in 1998, the cumulative foreign currency translation balance increased by $1.4 million in 1998. These amounts are accumulated and reported separately in shareholder's equity.

     Concentration of Credit Risk.  Financial instruments that potentially
     ----------------------------
expose the Company to concentrations of credit risk consist primarily of short term cash investments and trade accounts receivable. The Company places its temporary excess cash investments in short term money market instruments. At times, such investments may be in excess of the FDIC insurance limit. The Company markets its products primarily to wholesale drug distributors, retail pharmacies and physicians in the United States and abroad. The Company performs certain credit evaluation procedures and does not require collateral. Reserves are maintained for estimated credit losses.

     Inflation.  Although at reduced levels in recent years, inflation continues
     ---------
to apply upward pressure on the cost of goods and services used by the Company. However, the Company believes that the net effect of inflation on its operations has been minimal during the past three years.

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

                                    PART IV


Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. and 2.   Financial Statements and Financial Statement Schedules.
     Reference is made to the Index of Financial Statements and Financial
     Statement Schedules hereinafter contained............................   F-1

     3.          Exhibits

     Reference is made to the Index of Exhibits hereinafter contained.....   E-1

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROBERTS PHARMACEUTICAL CORPORATION
                              ----------------------------------
                              (Registrant)

Date:  November 15, 1999        By:   /s/ John T. Spitznagel
                                      ----------------------
                                 John T. Spitznagel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                               Title                                    Date
---------                               -----                                    ----
                                        Chairman                                 November __, 1999
----------------------
ROBERT A. VUKOVICH

/s/ John T. Spitznagel                  President Chief Executive                November 15, 1999
----------------------                  Officer and Director
JOHN T. SPITZNAGEL

/s/ Peter M. Rogalin                    Vice President, Treasurer & Director     November 15, 1999
----------------------                  (Principal Financial
PETER M. ROGALIN                        and Accounting Officer)

/s/ Robert W. Loy                       Director                                 November 12, 1999
----------------------
ROBERT W. LOY

/s/ Joseph Smith                        Director                                 November 15, 1999
----------------------
JOSEPH SMITH

                                        Director                                 November __, 1999
----------------------
DIGBY W. BARRIOS

/s/ Zola P. Horovitz                    Director                                 November 15, 1999
----------------------
ZOLA P. HOROVITZ

/s/ Joseph Noonburg                     Director                                 November 16, 1999
----------------------
JOSEPH NOONBURG

/s/ Marilyn Lloyd                       Director                                 November 15, 1999
----------------------
MARILYN LLOYD

/s/ Ronald M. Nordmann                  Director                                 November 17, 1999
----------------------
RONALD M. NORDMANN

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       ROBERTS PHARMACEUTICAL CORPORATION

                                                                                                   Page
                                                                                                   ----
Report of Ernst & Young LLP......................................................................   F-2
Report of PricewaterhouseCoopers LLP.............................................................   F-3
Consolidated Balance Sheets as of December 31, 1997 and 1998.....................................   F-4
Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998.......   F-5
Consolidated Statements of Comprehensive Income for the years
  ended December 31, 1996, 1997, and 1998........................................................   F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.......   F-7
Consolidated Statements of Changes in Shareholders' Equity for the years
  ended December 31, 1996,  1997 and 1998........................................................   F-8
Notes to Consolidated Financial Statements.......................................................   F-9
Schedules*
Schedule II, Valuation and Qualifying Accounts...................................................  F-26




__________________________

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

Princeton, New Jersey                   PricewaterhouseCoopers LLP

February 5, 1998, except for the restated segment information in note 14, as to which the date is March 23, 1999

                      ROBERTS PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                   December 31,     December 31,
 ASSETS                                                                                1997             1998
--------                                                                           ------------     ------------
 Current assets:
      Cash and cash equivalents                                                    $     42,950     $     39,280
      Marketable securities                                                              39,887           36,062
      Accounts and Notes Receivable:
          Trade, net                                                                     24,730           40,412
          Other                                                                             225            9,426
      Inventory                                                                          19,826           23,573
      Deferred tax assets                                                                 4,962            5,222
      Net assets held for sale                                                            3,760                -
      Other current assets                                                                1,647            3,259
                                                                                   ------------     ------------
                  Total current assets                                                  137,987          157,234
 Fixed assets, net                                                                       25,913           34,911
 Intangible assets, net                                                                 190,724          315,865
 Notes receivable                                                                           729            2,369
 Deferred tax asset                                                                      12,332            3,392
 Other assets                                                                               170           12,465
                                                                                   ------------     ------------
                  Total assets                                                     $    367,855     $    526,236
                                                                                   ============     ============
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Current installments of long-term debt                                       $      8,037     $     11,178
      Accounts payable                                                                   13,188           21,897
      Other current liabilities                                                          18,756           24,612
                                                                                   ------------     ------------
                  Total current liabilities                                              39,981           57,687
 Long-term debt, excluding current installments                                          10,327          126,739
 Other liabilities                                                                          244                -
 Commitments and contingent liabilities
 Shareholders' equity:
      Class B 5% Convertible Preferred stock, $.10
          par value 10,000,000 shares authorized,
          4,440,225 issued, 475,654 outstanding                                              48                -
      Common stock, $.01 par value,
          100,000,000 shares authorized,
          29,414,440 and 31,507,442 outstanding                                             299              320
      Additional paid-in capital                                                        372,384          381,631
      Cumulative translation adjustments                                                 (1,250)          (2,716)
      Deficit                                                                           (53,941)         (37,188)
      Treasury Stock, 387,594 shares of
          common stock, at cost                                                            (237)            (237)
                                                                                   ------------     ------------
                  Total shareholders' equity                                            317,303          341,810
                                                                                   ------------     ------------
                  Total liabilities and
                      shareholders' equity                                         $    367,855     $    526,236
                                                                                   ============     ============

  The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

Years Ended                                                  December 31,          December 31,       December 31,
                                                                    1996                  1997               1998
                                                            -------------          ------------       ------------
Sales and revenue:
      Sales                                                 $    98,075            $   121,612        $   173,764
      Other revenue                                                  36                    896              1,681
                                                            -----------            -----------        -----------
Total sales and revenue                                          98,111                122,508            175,445

Operating costs and expenses:
      Cost of sales                                              49,753                 51,386             66,530
      Research & development                                      7,408  (2)            13,146             11,751
      Marketing & administration                                 57,239                 58,738             70,006
      Intangible write-offs and loss
        (gain) on dispositions                                   33,906  (2)                 -               (220)
                                                            -----------            -----------        -----------
Total operating costs & expenses                                148,306                123,270            148,067
                                                            -----------            -----------        -----------
Operating (loss) income                                        ( 50,195)                  (762)            27,378
                                                            -----------            -----------        -----------
Other income (expense):
      Interest income                                             2,907                  5,212              4,108
      Interest expense                                           (1,750)                  (755)            (6,157)
      Other, net                                                    188                 (2,279)              (318)
                                                            ------------           -----------        -----------
Total other income (expense)                                      1,345                  2,178             (2,367)
                                                            -----------            -----------        -----------
(Loss) income from continuing operations
     before income taxes                                        (48,850)                 1,416             25,011
Benefit (provision) for income taxes                             14,575                  1,101             (8,224)
                                                            -----------            -----------        -----------
(Loss) income from continuing operations                        (34,275)                 2,517             16,787
                                                            -----------            -----------        -----------
Income from discontinued
      operations, net of tax                                        556                  - - -              - - -
                                                            -----------            -----------        -----------

Net (loss) income                                               (33,719)                 2,517             16,787
                                                            -----------            -----------        -----------

Preferred dividends                                              (1,155)                  (859)               (34)

Discount on 5% Preferred Stock                                  (11,670)     (1)             -                  -
                                                            -----------            -----------        -----------
Income (Loss) available to common shareholders              $   (46,544)           $     1,658        $    16,753
                                                            ===========            ===========        ===========

Per share of common stock, basic:
      Net (loss) income from continuing operations          $     (2.47) (1)(2)    $      0.06        $      0.54
      Net income from discontinued operations                      0.03                      -                  -
                                                            -----------            -----------        -----------
      Net (loss) income                                     $     (2.44) (1)(2)    $      0.06        $      0.54
                                                            ===========            ===========        ===========

Per share of common stock, fully diluted:
      Net (loss) income from continuing operations          $     (2.47) (1)(2)    $      0.06        $      0.53
      Net income from discontinued operations                      0.03                      -                  -
                                                            -----------            -----------        -----------
      Net (loss) income                                     $     (2.44) (1)(2)    $      0.06        $      0.53
                                                            ===========            ===========        ===========


Weighted average number of common shares outstanding:
      Basic                                                  19,132,863             29,414,440         31,048,808
      Fully Diluted                                          19,132,863             29,496,767         31,460,129

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

                      ROBERTS PHARMACEUTICAL CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                (In thousands)

Years Ended                                     December 31,                  December 31,        December 31,
                                                        1996                          1997                1998
                                                ------------                  ------------        ------------
Net (loss) income                                   $(33,719)                       $2,517            $ 16,787
                                                ------------                  ------------        ------------
Foreign currency translation adjustment                   (4)                         (949)             (1,466)
                                                ------------                  ------------        ------------
Comprehensive (loss) income                         $(33,723)                       $1,568            $ 15,321
                                                ============                  ============        ============

   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


 Years Ended                                                               December 31,       December 31,       December 31,
                                                                              1996               1997               1998
                                                                          -------------      -------------      -------------
 Cash flows from operating activities:
     Net (loss) income                                                     $  (33,719)         $   2,517         $   16,787
     Adjustments to reconcile net (loss) income
            to net cash flows from operating activities:
        Depreciation and amortization                                           7,531              6,940             11,080
        Provision for losses on receivables                                       ---                120                432
        Provision for product sales returns                                     6,041              5,994              6,191
        Deferred tax provision (benefit)                                        8,680            (14,575)             2,954
        Write down of intangible assets                                        14,364                ---                ---
        Loss on sale of intangible assets                                       7,621                ---                ---
        Loss on abandonment of leasehold improvements                              71                ---                ---
        Income from discontinued operations                                      (556)               ---                ---
        Foreign currency gains                                                    387                ---                ---
        Change in accounts receivable, unbilled
            revenue and advance billings                                       (2,544)             6,595            (16,359)
        Change in other assets                                                   (483)               (60)             5,902
        Change in inventory                                                     3,984             (3,495)            (4,256)
        Change in accounts payable and
            other liabilities                                                 (12,017)               145              9,695
        Impact of discontinued operations                                      (2,582)              (629)               ---
                                                                            ---------          ---------         ----------
            Total adjustments                                                  30,497              1,035             15,639
                                                                            ---------          ---------         ----------
     Net cash (used in) provided by
            operating activities                                               (3,222)             3,552             32,426
                                                                            ---------          ---------         ----------
 Cash flows from investing activities:
     Redemption of (investment in)  marketable securities                       5,856            (32,094)             3,825
     Purchase of long term investment                                             ---                ---            (10,000)
     Purchases of intangible assets                                            (4,762)            (9,058)          (141,156)
     Proceeds from sale of intangible assets                                    1,600                ---                600
     Purchases of fixed assets                                                   (168)           (11,986)           (11,080)
     Collection on notes receivable                                               ---              6,738              1,751
                                                                            ---------          ---------         ----------
     Net cash provided by (used in) investing activities                        2,526            (46,400)          (156,060)
                                                                            ---------          ---------         ----------
 Cash flows from financing activities:
     Long term debt issued in connection with
         product acquisition                                                      ---                ---            125,000
     Payments on notes payable and long
         term debt                                                            (36,773)            (6,588)           (11,586)
     Payment of debt issuance costs                                               ---                ---             (2,528)
     Net proceeds from issuance of common stock                                 9,923              1,075              4,725
     Net proceeds from issuance of preferred stock                             99,247              6,000              4,494
     Cash dividends paid                                                         (476)            (1,629)              (150)
     Impact of discontinued operations                                           (397)               ---                ---
                                                                            ---------          ---------         ----------
     Net cash provided by (used in) financing activities                       71,524             (1,142)           119,955
                                                                            ---------          ---------         ----------
     Effect of exchange rate changes on cash
         and cash equivalents                                                     (60)              (185)                 9
                                                                            ---------          ---------         ----------
 Change in cash and cash equivalents                                           70,768            (44,175)            (3,670)
 Beginning cash and cash equivalents                                           16,357             87,125             42,950
                                                                           ----------          ---------         ----------
 Ending cash and cash equivalents                                          $   87,125          $  42,950         $   39,280
                                                                           ----------          ---------         ----------
 Supplemental cash flow information:
     Interest paid                                                         $    2,396          $     823         $    3,712
     Income taxes paid                                                            233                 29                 11
 Non cash activities:
     Notes issued in connection with
     product acquisitions                                                         ---          $   7,250                ---
     Notes received for sale of Pronetics
     subsidiaries and product rights                                       $    8,193                ---         $      218


   The accompanying notes are an integral part of these financial statements.

                      ROBERTS PHARMACEUTICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                    Additional  Retained    Cumulative
                                      5% Preferred Stock         Common Stock         Paid-In   Earnings    Translation
                                      ------------------         ------------
                                      Shares      Amount      Shares      Amount      Capital   (Deficit)    Adjustment
                                    ----------  ----------  ----------  ----------  ----------  ---------  --------------
Balance,
  December 31, 1995                                         18,801,977        189      256,296    (20,484)         (297)

Issuance of preferred shares        4,200,000    $    420        - - -      - - -       98,827      - - -         - - -
Issuance of common stock                - - -       - - -      651,058          7        9,916      - - -         - - -
Cumulative translation
  adjustment                            - - -       - - -        - - -      - - -        - - -      - - -            (4)
Year ended December 31, 1996
  net loss                              - - -       - - -        - - -      - - -        - - -    (33,719)        - - -
5% Preferred dividends                  - - -       - - -        - - -      - - -        - - -     (1,155)        - - -
5% Preferred stock converted
  to common stock                  (1,478,970)       (148)   3,774,059          37         111      - - -         - - -
                                    ---------   ---------   ----------  ----------  ----------  ---------     ---------
Balance,
  December 31, 1996                 2,721,030         272   23,227,094         233     365,150    (55,358)         (301)

Issuance of preferred shares          240,225          25                   - - -        5,976      - - -         - - -
Issuance of common stock                - - -       - - -       97,245          1        1,074      - - -         - - -
Cumulative translation
  adjustment                            - - -       - - -        - - -      - - -        - - -      - - -          (949)
Year ended December 31, 1997
  net income                            - - -       - - -        - - -      - - -        - - -      2,517         - - -
5% Preferred dividends                  - - -       - - -        - - -      - - -        - - -     (1,100)        - - -
5% Preferred stock converted
  to common stock                  (2,485,601)       (249)   6,477,695          65         184      - - -         - - -
                                    ---------   ---------   ----------  ----------  ----------  ---------     ---------
Balance,
  December 31, 1997                   475,654          48   29,802,034         299     372,384    (53,941)       (1,250)

Issuance of preferred shares          179,775          18        - - -      - - -        4,476      - - -         - - -
Issuance of common stock                - - -         - -      419,630           4       4,722      - - -         - - -
Cumulative translation
  adjustment                            - - -         - -        - - -      - - -        - - -      - - -        (1,466)
Year ended December 31, 1998
  net income                            - - -         - -        - - -      - - -        - - -     16,787         - - -
5% Preferred dividends                  - - -         - -        - - -      - - -        - - -        (34)        - - -
5% Preferred stock converted
  to common stock                    (655,429)        (66)   1,673,372         17           49      - - -         - - -
                                    ---------   ---------   ----------  ----------  ----------  ---------     ---------
Balance,
  December 31, 1998                         -    $      -   31,895,036       $ 320   $ 381,632   $(37,188)     $ (2,716)
                                    =========   =========   ==========  ==========  ==========  =========     =========

                                                   Total
                                     Treasury    Shareholders'
                                      Stock         Equity
                                    ---------    ------------
Balance,
  December 31, 1995                     (237)       235,467

Issuance of preferred shares           - - -         99,247
Issuance of common stock               - - -          9,923
Cumulative translation
  adjustment                           - - -             (4)
Year ended December 31, 1996
  net loss                             - - -        (33,719)
5% Preferred dividends                 - - -         (1,155)
5% Preferred stock converted
  to common stock                      - - -              -
                                    ---------    ----------
Balance,
  December 31, 1996                     (237)       309,759

Issuance of preferred shares           - - -          6,001
Issuance of common stock               - - -          1,075
Cumulative translation
  adjustment                           - - -           (949)
Year ended December 31, 1997
  net income                           - - -          2,517
5% Preferred dividends                 - - -         (1,100)
5% Preferred stock converted
  to common stock                      - - -          - - -
                                    ---------    ----------
Balance,
  December 31, 1997                     (237)       317,303

Issuance of preferred shares           - - -          4,494
Issuance of common stock               - - -          4,726
Cumulative translation
  adjustment                           - - -         (1,466)
Year ended December 31, 1998
  net income                           - - -         16,787
5% Preferred dividends                 - - -            (34)
5% Preferred stock converted
  to common stock                      - - -              -
                                    ---------    ----------
Balance,
  December 31, 1998                   $ (237)    $  341,810
                                    =========    ==========

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

     Roberts accepts returns on its products primarily for expired product and in-dated damaged product and calculates a return reserve on a product basis by utilizing a historical return rate.

     Licensing revenues are recorded as earned under the terms of each underlying agreement and are included in other revenue when the company has no further performance obligations.

Cash Equivalents and Marketable Securities
------------------------------------------

     Cash equivalents include all money market investments with original maturities of three months or less.

     Marketable securities classified as available for sale consist primarily of U.S. Government obligations and corporate debt instruments with maturities of more than three months and are stated at cost plus accrued interest, which approximates fair value.

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

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets
-----------------

     Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over the estimated useful lives of the related assets which are estimated to range from five to forty years. The weighted average life of all intangible assets are 28 years for 1996, 31 years for 1997, and 33 years for 1998. It is the Company's policy to review periodically and evaluate whether there has been an impairment in the value of intangibles. Costs relating to compounds in development including milestone payments are expensed as incurred. Costs relating to the purchase of products already approved by the Food and Drug Administration are capitalized and amortized over the economic useful life of the product. Royalty payments on approved products are expensed when incurred.

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

     Net (loss) income from continuing operations used in the calculation of earnings per share was calculated as follows:

                                                                           December 31,
                                                  --------------------------------------------------------
                                                       1996                  1997                 1998
                                                  ---------------      ----------------      -------------
Net (loss) income from continuing
 operations                                          $(34,275)              $2,517              $16,787
Preferred dividends                                    (1,155)                (859)                 (34)
Discount on 5%
Preferred Stock                                       (11,670)                 ---                  ---
                                                     --------              ------                ------
Net (loss) income from continuing
 operations for computation of
 earnings per share                                  $(47,100)              $1,658              $16,753
                                                     ========               ======              =======

     Total common stock and potentially dilutive common stock for the calculation of diluted earnings per share were calculated as follows:

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      December 31,
                                                  ----------------------------------------------------
                                                     1996                1997                 1998
                                                  ----------        --------------        ------------
Weighted average common
  shares outstanding                               19,132,863            29,414,440          31,048,808
Dilutive effect of:
  Preferred Stock  Warrants                               ---                82,246                 ---
  Common Stock Warrants                                   ---                   ---                  11
  Stock Options                                           ---                    81             411,310
                                                   ----------            ----------          ----------
Total shares for computation
  of EPS                                           19,132,863            29,496,767          31,460,129
                                                   ==========            ==========          ==========

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

     Pursuant to a position taken by the SEC staff (the "Staff"), effective March 13, 1997, on accounting for preferred stock which is convertible at a discount to market, the Company recorded a charge for Earning Per Share purposes of $.61 per share. This charge to Earnings Per Share is consistent with the Staff's position that the 10% discount available to holders of the Company's 5% Convertible Preferred Stock ("5% Preferred Stock") should be amortized between the issuance date, August 25, 1996, and the first date that conversion could occur.

     To clarify the adjustments indicated above, a reconciliation of Earnings Per Share for the twelve months ended December 31, 1996 is composed of the following elements:

Net (Loss) from continuing operations before the consideration                                 $ (.47)
of purchased research and  development and write-off and the sale of  intangible assets, the recognition of the discount
upon the issuance of 5% Preferred Stock or preferred dividends

Purchased research and development and write-off and sale of                                         (1.33)
intangible assets
5% Preferred Stock dividends                                                     (.06)
Issuance of 5% Preferred Stock at a 10% discount to market                       (.61)                (.67)
                                                                                 ----               ------
Net (Loss) from Continuing Operations                                                                (2.47)
Income from Discontinued Operations                                                                    .03
                                                                                                    ------
(Loss) attributable to Common Stock                                                                 $(2.44)
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

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has adopted the provisions of SFAS No. 130, effective January 1, 1998.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise Related Information" (SFAS No. 131), establishes standards for the way that public business companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. In the initial year of application, comparative information for earlier years is to be restated. The Company has adopted the provisions of SFAS
No. 131, effective January 1, 1998.    There was no impact on the Company's
consolidated results of operation, financial position or cash flow as a result of the adoption of these statements.

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

2.   INVENTORY
     -----------

     Inventory consists of:

                                                                              December 31,
                                                                -----------------------------------------
                                                                       1997                    1998
                                                                -----------------       -----------------
Raw materials                                                        $ 2,487                  $ 6,249
Work-in-process                                                          451                    1,456
Finished goods                                                        16,888                   15,868
                                                                     -------                  -------
                                                                     $19,826                  $23,573
                                                                     =======                  =======

3.   FIXED ASSETS, NET
     -----------------

     Fixed assets consist of:

                                                                              December 31,
                                                                -----------------------------------------
                                                                       1997                    1998
                                                                -----------------       -----------------
Land and buildings                                                   $23,440               $28,997
Office furniture and equipment                                         4,305                 5,682
Machinery and equipment                                                1,162                 3,659
                                                                     -------               -------
                                                                      28,906                38,338
Less:  Accumulated depreciation                                        2,993                 3,427
                                                                     -------               -------
                                                                     $25,913               $34,911
                                                                     =======               =======

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $449, $781, and $1,265, respectively.

4.   INTANGIBLE ASSETS
     -------------------

     Intangible assets consist of:

                                                                              December 31,
                                                                -----------------------------------------
                                                                       1997                  1998
                                                                -------------------  --------------------
     Product rights acquired                                               $217,919              $349,282
     Less: Accumulated amortization                                          27,195                33,417
                                                                           --------              --------
                                                                           $190,724              $315,865
                                                                           ========              ========

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

     Also, during the fourth quarter of 1996, the Company expensed certain purchased development products in the amount of ($4 million) and recorded an impairment loss of long-lived intangible assets totaling ($21.4 million). As a result of an on-going review of recoverability of all the intangible product rights, six products indicated impairment. The impairment related primarily to Norethin and Nitrodisc, which continued to be marketed, and which was discontinued in the fourth quarter of 1996. The impairment was identified as a result of an undiscounted cash flow analysis, which indicated that estimated future cash flows from these products was less than the carrying amount of the respective intangible asset. The amount of the impairment was determined using the present value of estimated future cash flows with a discount rate of 10%. The total amount recorded for purchased development products and impairment of long-lived intangible assets was $25.4 million ($17.8 million net of taxes).

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

     The Company also entered into an arrangement whereby the Company will develop a new delivery formulation for RiboGene's product, EMITASOL. Under the terms of the agreement, RiboGene

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will provide up to $7 million in funding from the development of EMITASOL through completion of Phase III trials and the submission of a New Drug Application ("NDA") with the balance, if any, provided by Roberts. Upon approval of the NDA, Roberts can exercise its option to market EMITASOL in the United States, Canada and Mexico under the RiboGene patents by making a milestone payment at that time plus subsequent royalties on product sales.

6.   OTHER CURRENT LIABILITIES
     ---------------------------

     Other current liabilities consist of:

                                                                                   December 31,
                                                                         --------------------------------
                                                                              1997             1998
                                                                         ---------------  ---------------
     Accrued estimated future product returns                                    $ 9,364          $ 8,509
     Accrued estimated Medicaid rebates                                            1,150            2,489
     Income taxes payable                                                          3,022            3,025
     Other accrued liabilities                                                     5,220           10,589
                                                                                 -------          -------
                                                                                 $18,756          $24,612
                                                                                 =======          =======

     Product return reserves of $401 and $401 have been offset against accounts receivable for 1997 and 1998, respectively.

7.   LONG-TERM DEBT
     ----------------

     Long-term debt consists of:

                                                                                  December 31,
                                                                        ---------------------------------
                                                                              1997             1998
                                                                        ----------------  ---------------
Notes payable on product acquisitions at an imputed                              $18,364         $137,917
   weighted average interest rate of 6.0% and 8.0%
Less: Current installments                                                         8,037           11,178
                                                                                 -------         --------
                                                                                 $10,327         $126,739
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

     Principal payments in each of the next five years on long-term debt outstanding at December 31, 1998 amount to:

          1999............................   11,178
          2000............................    4,552
          2001............................    1,250
          2002............................    1,250
          2003............................  119,687
                                           --------
                                           $137,917
                                           ========

Notes payable are collateralized by acquired product rights. The fair value of long term debt at December 31, 1998 is $137,784, and is estimated based on the discounted future cash flows using currently available interest rates.

                       ROBERTS PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   SHAREHOLDERS' EQUITY
     --------------------

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards in 1996, 1997 and 1998, consistent with the provisions of SFAS No. 123, the Company's net (loss) income and per share data would have been changed to the pro forma amounts indicated below:

                                                                           Years Ended December 31,
                                                                ----------------------------------------------
                                                                     1996             1997            1998
                                                                --------------     ------------   ------------
Net (Loss) Income                As reported                          $(33,719)         $ 2,517        $16,787
                                 Pro forma                             (36,925)          (4,620)        11,367
                                 ---------
(Loss) Income per share          As reported-Basic                    $  (2.44)         $  0.06        $  0.54
                                 As reported-Diluted                     (2.44)            0.06           0.53
                                 Pro forma - Basic                       (2.61)           (0.19)          0.37
                                 ---------
                                 Pro forma - Diluted                     (2.61)           (0.19)          0.36
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

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table summarizes the status of the Company's stock options, outstanding and exercisable at December 31, 1998.

                                                                                              Stock Options
                                               Stock Options Outstanding                       Exercisable
                                      -----------------------------------------------  ---------------------------
                                                                          Weighted                      Weighted
                                                    Weighted Average       Average                      Average
                                                      Remaining           Exercise                      Exercise
    Range of Exercise Prices            Shares     Contractual Life        Price          Shares         Price
--------------------------------      ----------  -------------------  --------------  ------------   ------------
$10.06 to $11.375                       990,036       3 yrs, 2 mos         $10.59        495,511         $11.17

$11.50 to $13.69                        944,690       4 yrs, 1 mos         $11.85        683,500         $11.83

$14.13 to $24.063                     1,293,350       5 yrs, 6 mos         $17.39        373,250         $17.13

     Presented below is a summary of the status of the Company's stock options held by employees, and the related transactions for the years ended December 31, 1997 and December 31, 1998.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                Year Ended December 31, 1996   Year Ended December 31, 1997    Year Ended December 31, 1998
                               ------------------------------ ------------------------------ -------------------------------
                                     Weighted                      Weighted                      Weighted
                                     Average                       Average                       Average
Stock Options                     Exercise Price     Shares     Exercise Price     Shares     Exercise Price       Shares
-------------                  ------------------  ---------- ----------------- ------------ ----------------  -------------
Outstanding January 1               $19.060        1,175,710       $11.803      2,108,415         $11.45       2,287,313
Granted                             $11.480        1,113,250       $ 10.78        549,848         $16.77       1,479,450
Exercised                           $11.910          (51,058)      $11.375        (76,825)        $11.35        (421,072)
Forfeited/Expired                   $18,553         (129,487)      $ 11.42       (294,125)        $11.90        (117,615)
Outstanding December 31             $11,803        2,108,415       $ 11.45      2,287,313         $13.77       3,228,076
Options available  for grant
 - Equity Incentive Plan                             127,802


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

     The (provision) benefit for income taxes consists of:

                                           Year Ended December 31,
                               ---------------------------------------------
                                  1996              1997              1998
                               ----------        ---------         ---------
Current
  Federal                      $      ---        $   4,055         $     338
  State and foreign                   ---              ---               118
                               ----------        ---------         ---------
Total current                  $      ---        $   4,055         $     456
                               ==========        =========         =========
Deferred
  Federal                          14,487           (3,148)           (9,138)
  State and foreign                    88              194               458
                               ----------        ---------         ---------
Total deferred                 $   14,575        $  (2,954)        $  (8,680)
                               ==========        =========         =========

     A comparison of the provision for income taxes as reported, to a provision based on federal statutory rates and consolidated income before income taxes is as follows:

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Year Ended December 31,
                                                                    1996               1997              1998
                                                                -------------     --------------     ----------
(Provision) benefit at  federal statutory rates                 $     16,609      $       (478)      $   (9,115)
Non-deductible expense                                                  (530)             (262)            (611)
State taxes net of federal effect                                        ---               ---              ---
Research and development credits                                        (266)              ---              ---
Foreign items                                                           (809)             (523)             962
Other                                                                   (429)             (337)             540
Adjustment to prior year  liabilities                                    ---             2,701              ---
                                                                ------------      ------------         --------
(Provision) benefit for income taxes                            $     14,575      $      1,101         $ (8,224)
                                                                ============      ============         ========

     The adjustment to prior year liabilities was a result of the elimination of certain reserves for taxes due to the closure of years 1991 through 1993 from an IRS audit.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and December 31, 1998 are presented below:


                                                          December 31, 1997                 December 31, 1998
                                                  --------------------------------   -----------------------------
                                                     Debits            Credits           Debits          Credits
                                                  -------------     --------------   --------------   ------------
Inventory................................         $        340      $         ---    $         531    $        ---
Allowance for bad debts..................                  181                ---              258             ---
Accrued liabilities......................                5,144                ---            4,966             ---
Depreciation.............................                  ---                412              ---             590
Foreign items............................                3,159                ---            3,637             ---
Amortizable intangibles..................                  ---              1,657              ---           6,499
Loss on Discontinuance...................                  ---                558              ---             ---
AMT credit...............................                  449                ---              770             ---
Other....................................                  138                ---              505             ---
Net Operating Losses.....................               12,054                ---            6,600             ---
State taxes..............................                3,994                ---            4,096             ---
                                                  ------------      -------------    -------------    ------------
Total....................................               25,459              2,627           21,363           7,089
  Valuation allowance -
     state and foreign...................               (5,538)               ---          (5,660)            ---
                                                  ------------      -------------    ------------     ------------
                                                  $     19,921      $       2,627    $     15,703     $      7,089
                                                  ============      =============    ============     ============

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

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.  LEASES AND OTHER COMMITMENTS
     ----------------------------

     The Company leases office space and certain office equipment under operating leases. Minimum rental payments in each of the next five fiscal years required under leases which have initial or remaining lease terms in excess of one year are as follows:

                                                                                       December 31, 1998
                                                                                       -----------------
     1999.......................................................................             1,691
     2000.......................................................................             1,445
     2001.......................................................................             1,025
     2002.......................................................................                70
     2003.......................................................................                16

     Facility rent expense for the years ended December 31, 1996, 1997, and 1998 was $177, $257, and $195 respectively.

     In accordance with several product acquisitions and licensing agreements and subject to certain cancellation rights reserved by the Company, the Company may be required to make minimum payments related to NOROXIN, SAMPATRILAT and the Lilly Compounds totaling $39.3 million and purchase PROAMATINE inventory in the amount of $75.1 million through 2003. The NOROXIN payments may be triggered if minimum sales levels are not met and the PROAMATINE payments may be triggered if minimum sales purchases are not made. The SAMPATRILAT and Lilly payments are milestone payments due upon reaching certain stages in the development of the compounds. The following schedule details the minimum payments which may be required in each of the next five fiscal years, assuming the previously discussed triggering events occur:

                                                                                       December 31, 1999
                                                                                    -----------------------
     1999.......................................................................          $   7,400
     2000.......................................................................             10,700
     2001.......................................................................              7,200
     2002.......................................................................              2,000
     2003.......................................................................             12,000
                                                                                          ---------
                                                                                          $  39,300

     Upon successful completion of the development of these products, approval by the Food and Drug Administration, and subsequent marketing of these products, royalties will be in the range of 7% to 10% of product sales with a weighted average royalty of approximately 7%. The duration of these royalties is the earlier of 15 years or patent expiration.

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  EMPLOYEE BENEFITS
     -----------------

     The Company has employment agreements with six of its senior executives which provide them with continued salary for a period of three to four years in the event of their termination by the Company and provide additional payments on termination by the Company equal to three to four times their average incentive compensation. The total annual compensation level for these executives, including the total of their average bonus, is approximately $2,000,000.

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

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1998                                         U.S.             Canada              U.K.              Total
                                             ----             ------              ----               ----
Revenues                                    139,583             15,969             20,274           175,826
Segment profit                               17,728              2,019              5,264            25,011
Amortization expense                          7,453                624              1,738             9,815
Interest revenue                              3,876                100                132             4,108
Interest expense                              6,156                ---                  1             6,157
Total assets                                491,150             23,449             11,636           526,235
Long-lived assets                           336,379             14,265                132           350,776

Reconciliation of segment revenue to consolidated revenue
Segment revenues                            139,583             15,969             20,274           175,826
Effect of actual vs.                            ---             (1,254)               873              (381)
  budget rates                         ------------      -------------      -------------      ------------

Consolidated revenues                       139,583             14,715             21,147           175,445
                                       ============      =============      =============      ============

1997                                         U.S.             Canada              U.K.              Total
                                             ----             ------              ----              -----
Revenues                                     91,613             13,601             17,084           122,298
Segment profit                               (3,834)             2,401              2,849             1,416

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense                          3,797                624              1,738             6,159
Interest revenue                              5,104                 61                 48             5,213
Interest expense                               (755)               ---                ---              (755)
Total assets                                336,783             24,465              6,607           367,855
Long-lived assets                           209,805              6,758                 74           216,637

Reconciliation of segment revenue to consolidated revenue
Segment revenues                             91,613             13,601             17,084           122,298
Effect of actual vs budget rates                ---               (204)               414               210
                                       ------------      -------------      -------------      ------------
Consolidated revenues                        91,613             13,397             17,498           122,508
                                       ============      =============      =============      ============

1996                                        U.S.             Canada              U.K.              Total
                                            ----             ------              ----              -----

Revenues                                     74,422             11,665             12,086            98,173
Segment profit                              (51,176)             1,021              1,305           (48,850)
Amortization expense                          4,223                624              1,738             6,585
Interest revenue                              2,878                  1                 30             2,909
Interest expense                             (1,750)               ---                ---            (1,750)
Total assets                                357,646              8,821              5,758           372,225
Long-lived assets                           198,385                 62                 72           198,519

Reconciliation of segment revenue to consolidated revenue
Segment revenues                             74,422             11,665             12,086            98,173
Effect of actual vs. budget rates               ---                292               (354)              (62)
                                       ------------      -------------      -------------      ------------
Consolidated revenues                        74,422             11,957             11,732            98,111
                                       ============      =============      =============      ============

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

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                       1998
                                     ---------------------------------------------------------------------
                                         Carrying          Unrealized        Unrealized           Fair
                                          Amount             Gains             Losses            Value
                                     -----------------   ---------------   ---------------  --------------
Cash and cash equivalents                 39,280                48                ---           39,328
Marketable securities:
  US Government obligations                6,643               115                 (1)           6,757
  Corporate debt securities               29,419                27                (45)          29,401
                                          ------               ---                ---           ------
                                          36,062               142                (46)          36,158
                                          ======               ===                ===           ======

Held to maturity security:
  Convertible preferred stock             10,000               ---                ---           10,000

                                                                       1997
                                     ------------------------------------------------------------------
                                         Carrying        Unrealized        Unrealized         Fair
                                          Amount           Gains             Losses           Value
                                     ---------------  ----------------  ---------------- --------------
Cash and cash equivalents                 42,950              ---              ---           42,950
Marketable securities:
  US Government obligations               31,952              216               (4)          32,164
  Corporate debt securities                7,936               18              (32)           7,922
                                          ------              ---              ----          ------
                                          39,887              234              (35)          40,086
                                          ======              ===              ===           ======

The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions with the exception of the held-to-maturity security which is included in other assets.

17.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)
     ---------------------------------------------

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

Basic and diluted

                      ROBERTS PHARMACEUTICAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     net income per
     Share                                 $  0.07           $  0.11             $  0.15         $  0.21

     The following table presents summarized quarterly results for 1997 (in thousands, except per share data).

                                              First               Second              Third              Fourth
                                              -----               ------              -----              ------
     Revenues                                  $26,330            $30,286           $28,357              $36,639
     Gross profit                               14,678             17,305            14,310               23,933
     Net earnings                                  910/(2)/         1,288            (2,995)/(3)/          3,315/(4)/

     Basic net earnings
       per share                               $  0.03            $  0.04           $ (0.11)             $  0.11

     Diluted net earnings
       per share                               $  0.02            $  0.04           $ (0.11)             $  0.11

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

                                                                     SCHEDULE II


                      ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                                                               Additions
                                                 ------------------------------------
                                   Balance                                                                  Balance
                                   Beginning     Charged to Costs      Charged to                           End of
                                   of Period     and Expenses          Other Accounts    Deductions         Period
                                   -----------   -----------------     --------------   ------------      ----------
Allowance for uncollectibles       $    440                432                 ---            (334)/(1)/       538
Allowance for return goods         $  9,765              6,191                (345)         (6,701)/(2)/     8,910

                      ROBERTS PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEAR ENDED DECEMBER 31, 1997

                                 Balance                                                                    Balance
                                 Beginning     Charged to Costs      Charged to                             End of
                                 of Period     and Expenses          Other Accounts      Deductions         Period
                                 -----------   -----------------     --------------     ------------      ----------
Allowance for uncollectibles       $ 1,440          $  120           $      ---         $ (1,120)/(1)/    $    440
Allowance for return goods         $16,298          $5,667           $   (3,000)/(3)/   $ (9,200)/(2)/    $  9,765

(1)  Actual bad debts charged to the allowance.

(2)  Actual returns of goods charged to the allowance.

(3) In 1995, the Corporation acquired the rights to the product Eminase for cash and assumption of liability for all future sales returns. At that time a reserve was established for returns based on historical information provided by the seller. In 1997, the Company determined that this reserve was overstated, and reversed the excess against the intangible asset.

                                 EXHIBIT INDEX

Exhibit No.
-----------

     23.1  Consent of Ernst & Young L.L.P.

     23.2  Consent of PricewaterhouseCoopers L.L.P.