Form 10-Q/A
period 1999-06-30
ROBERTS PHARMACEUTICAL CORP
filed 1999-11-22
CIK 853022

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ___     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999
                                         -------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ___     EXCHANGE ACT OF 1934

          For the transition period ended from            to
                                              ------------  ------------

                        Commission File Number  1-10432
                                                -------

                       ROBERTS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                                    22-2429994
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

MERIDIAN CENTER II
4 INDUSTRIAL WAY WEST
EATONTOWN, NEW JERSEY                                             07724
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (732) 676-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                        ----    ----

Indicate the number of shares outstanding of each of the issuer's classes or common stock, as of the latest practicable date: 31,933,904 as of October 15,
                                                  ----------------------------
1999.
----

        ROBERTS PHARMACEUTICAL CORPORATION

INDEX                                                           Page
-----                                                           ----

Part I

     Item 2 - Management's Discussion and Analysis                3

Signatures                                                        8


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

Results of Operations
---------------------
Three and six months ended June 30, 1999 and 1998

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

Cost of Sales
-------------

For the six months ended June 30, 1999, cost of sales amounted to 29.7% of product sales, a 7.3 percentage point decrease as compared to the prior year's comparable period. This decrease in cost of sales and corresponding increase in gross profit percentage is primarily the result of a change in product mix. Sales of low- margin NOROXIN decreased while sales of higher margin products, particularly AGRYLIN, but also including PROAMATINE and PENTASA increased significantly.

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

Date: November 11, 1999        Roberts Pharmaceutical Corporation
      -----------------        ------------------------------------------
                                         (Registrant)

                                         /s/ Peter M. Rogalin
                               ------------------------------------------
                                         Peter M. Rogalin
                                         Vice President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)


                                         /s/ Anthony A. Rascio
                               ------------------------------------------
                                         Anthony A. Rascio
                                         Vice President & General Counsel